Form 10KSB
period 2004-12-31
WESTERN EXPLORATION INC.
filed 2005-03-25
CIK 1295514

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------
                                   FORM 10-KSB
                       -----------------------------------

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2004

                             Commission file number:

                            WESTERN EXPLORATION INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                          87-0700927
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation of Organization)                        Identification No.)

                            8400 EAST CRESCENT PKWY #600
                        GREENWOOD VILLAGE, COLORADO 90111
                    (Address of Principal Executive Offices)

                                 (720) 528-4326
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered

--------------------                             -------------------

--------------------                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
-----------------------------------------------------------------------
                                (Title of class)

-----------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|_ No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Revenues for year ended December 31, 2004: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $-0-

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                          24,621,000
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                    March 25, 2005)

                            WESTERN EXPLORATION INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                      INDEX

PART I
------

Item 1              Description of Business

Item 2              Description of Properties

Item 3              Legal Proceedings

Item 4              Submission of Matters to a Vote of Security Holders

PART II
-------

Item 5              Market for the Registrant's Securities and Related
                    Stockholder Matters

Item 6              Management's Discussion and Analysis Or Plan of Operation

Item 7              Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A             Controls and Procedures

PART III
--------

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of the Exchange Act

Item 10             Executive Compensation

Item 11             Security Ownership of Certain Beneficial Owners and
                    Management

Item 12             Certain Relationships and Related Transactions

Item 13             Exhibits and Reports on Form 8-K

Item 14             Principal Accountant Fees and Services

Signatures

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

The Mount McGuire limestone deposit is located at the eastern end of the Fraser Valley approximately 17 km from the City of Chilliwack. We believe that that a potentially large occurrence of limestone situated favorably near an expanding region could be a profitable business. If the limestone occurrence has the physical characteristics to meet the specifications required in the Fraser Valley market place we could be the primary limestone supplier for the region. We acquired the claims and commenced the procedure to investigate the geology and grade of the deposit and to determine the possible market for the limestone. The Fraser Valley businesses, communities and residents currently use an unknown tonnage of limestone products. The nearest major limestone quarry is located on Texada Island, a distance of 220 km from the Mount McGuire deposit.

We are unable to declare our limestone reserves until a bankable feasibility study is completed. The declared computed reserves of the Mount McGuire limestone occurrence will be based on the strength of the proposed annual limestone quarry production required to fulfill formal limestone purchasing agreements.

The following discussion of our business does not demonstrate superior or professional input into our cost and production estimate components. Our business summary should not be confused with or substituted for, a scoping study, a preliminary feasibility study, or a feasibility study, which are quality documents in regards to productive capabilities and cost estimates. We have reviewed a summary of the main producers and users of limestone products. We will have to carry out significantly more exploration on the Mount McGuire limestone occurrence and then carry out detailed and comprehensive market analysis of the Fraser Valley limestone products demand in order to determine the viability of placing the Mount McGuire limestone deposit into commercial production. The British Columbia provincial economy is expected to grow dramatically over the next few years and with the City of Vancouver hosting the 2010 Winter Olympics the demand will be further stoked. We will not have a clear picture of the limestone market for the Mount McGuire deposit until we know the limestone quality and quantity. We have outlined a four step program that is designed to determine if the Mount McGuire limestone occurrence can be profitably developed to produce and sell limestone products. The first critical task will be to determine the quality and quantity of limestone products that can be potentially produced from the Mount McGuire limestone occurrence. The second task will be to determine the markets for the limestone products identified. The third task will to prepare a comprehensive business plan that will outline the most profitable development scenarios.

The Province of British Columbia population has experienced tremendous growth in the last 50 years and development has spread from Vancouver into the Fraser Valley. Sources of aggregates have been depleted or compromised by encroaching residential development. The same scenario has been happening to major metropolitan centers along the west coast of United States. Limestone materials can be developed to supply raw fed for Portland cement kilns, to make agriculture products, to be converted into lime and to be used in pulp and paper mills. The waste limestone can be manufactured into aggregates that can be used by construction companies in residential buildings, commercial developments and in sub-bases for roadways.

The following is a brief description of the current limestone market and suppliers.

Industrial Minerals

Industrial Minerals are an increasingly significant component of international trade. British Columbia is strategically located to take advantage of such trade, by its location on the west coast of North America. It has a well-developed transportation and industrial infrastructure, particularly in the southern, populated third of the province. It has several deep-water ports, a well-maintained all-weather highway system that permits efficient, long-distance trucking. Rail lines link British Columbia's industrial centers to terminal points across Canada and USA.

The province has attractive energy costs, a well-trained and experienced workforce and untapped mineral resources. British Columbia's industrial mineral production for 2002 was $56 million, and mineral exploration expenditures were $2.6 million, which is about 8% of the province's exploration investment in 2002. Production is expected to increase in 2003, even though exploration expenditures declined. Structural material production is estimated at $493 million The BC Government is preparing an updated report on Industrial Minerals that will be released in 2005. The updated numbers will used to complete the market study and competition analysis for the McGuire limestone occurrence.

Trends

Over the last three years, the most significant industrial minerals trend in British Columbia has been the increasing export of crushed stone and natural aggregate to urban centers along the west coast of the United States. This market, however, is becoming very competitive as industry identifies new potential for development. Another important trend, which was not apparent during the 1990s, is the increase in value-added processing of raw industrial minerals.

Limestone Production

The largest limestone production centre in the British Columbia is Texada Island, where two quarries, Gillies Bay (Texada Quarrying Ltd.) and Blubber Bay (Ash Grove Cement Corporation), ship 5 to 6 million tonnes annually to customers in British Columbia, Washington, Oregon and California, for cement, chemical and more recently agricultural use. In 2002, 5.1 and 3.8 million tonnes of rock were quarried from Gillies Bay and Blubber Bay respectively, but not all was shipped.

Texada Quarrying Ltd. recently invested $10 million in an aggregate crushing plant and shipped crushed rock as far as Los Angeles and San Diego, California.

Ash Grove upgraded their crushing plant in 2002 and is expected to ship over 2 million tonnes of rock, while Texada Quarrying is expected to ship about 4.1 million tonnes. Both operations currently have excess capacity and are aggressively marketing in Vancouver and the USA.

In addition to pulp mills, which normally produce their own lime, three cement plants and two lime plants in British Columbia process limestone. Graymount Western Canada Inc.'s Pavilion Lake limestone quarry and lime plant, near Cache Creek, has a capacity of about 190,000 tonnes of lime annually. The Kamloops cement plant of Lafarge Canada Inc. is forecast to mine about 187,000 tonnes of limestone, and to produce about 122,000 tonnes of cement, from the Harper Ranch quarry. Lafarge's plant is located in Richmond and Lehigh Northwest Cement Ltd. plants in Delta are state-of-the-art operations. Lafarge's plant has the capacity to produce one million tonnes of cement. Pacific Lime Products Ltd. of Giscome, near Prince George, sells small quantities of limestone to pulp mills in the region.

Northrock Industries Ltd. provided a limited amount of limestone from its Dahl Lake quarry for riprap and landscaping. I.G. Machine and Fibers Ltd. and Homegold completed a 5,000-tonne, bulk sample in 2002 from its South Slesse quarry near Chilliwack. Graymount Western Canada Inc. may submit its proposed 250,000-tonnes per year chemical limestone Var quarry, on Rupert Inlet near Port Hardy.

Crushed Stone and Aggregate

Grassroots exploration for traditional construction materials is expanding along the British Columbia coastline. It is expected that shipments of crushed stone from Texada Island and other coastal sources will make significant inroads into the Vancouver, Seattle, San Diego, San Francisco and Los Angeles markets. Texada Island limestone producers have already started to exploit this market opportunity. Texada Island producers are well established, and crushed rock is the natural by-product of their limestone operations. Natural aggregate is the focus of similar market demands. Tilbury Cement Ltd. shipped aggregate from its facility at Sechelt to the San Francisco Bay area in 2001. Although Polaris Minerals Corporation abandoned its efforts to develop aggregate and crushed rock operations in Bella Coola, it is in the permitting process for a combined crushed rock/aggregate operation at Port Alberni. Other companies, including South Pacific Development Corp.'s project near Renfrew, Vancouver Island, proposes similar ventures.

Railroad ballast stockpiles, produced last year from Canadian Pacific Railway's Giscome basalt quarry and from British Columbia's Ahbau basalt quarry, diminished. No new production took place at either of these two quarries. Canadian National Railways however, also operated at least six other railroad ballast operations in British Columbia McAbee (near Ashcroft), Boulder (near Clearwater), Taverne (near Tete-Jaune), Pacific (east of Terrace) and Kwinitsa (Mile 40 on Skeena). Canadian Pacific Railway mined, crushed and shipped railroad ballast at its Swansea Ridge gabbro quarry south of Cranbrook.

Fraser Valley Regional District

The Fraser Valley Regional District is located in the eastern Fraser Valley of British Columbia approximately 100 kilometres east of the City of Vancouver.

Aggregate Potential Growth

The majority of the population of the Fraser Valley Regional District FVRD) live in the 60 kilometer long fertile agricultural valley of the Fraser River. The current population of 250,000 is projected to almost double to over 450,000 in the next 20 years. The additional population growth would be concentrated in the three urban areas - Abbotsford, Chilliwack and Mission, the present home to 89% of the region's population. It is projected that 93% of the new population would settle in the three urban centers with over 50% settling in the largest centre - Abbotsford. The following Table summarizes the present populations and employment and the projected population and employment for 2021.

                                      TABLE

         Forecasts of Employment by Sub region in the FVRD by 2021

                                1996 (actual 1)                               2021 (forecast)
----------------- --------------------------------------------   ----------------------------------------------
  Subregions2       Employment      Share of       Jobs to      Employment         Share of        Jobs to
                                     Lower        Population                        Lower         Population
                                    Mainland        Ratios                         Mainland        Ratios4
----------------- --------------- ------------- --------------   --------------- ---------------- -------------
Abbotsford           36,465          3.6%          0.34           73,000 to       4.6% to 4.9%   0.35 to 0.40
                                                                  84,000
----------------- --------------- ------------- --------------   --------------- ---------------- -------------
Chilliwack           24,060          2.4%          0.34           49,000 to       3.1% to 3.2%   0.34 to 0.38
                                                                  54,000
----------------- --------------- ------------- --------------   --------------- ---------------- -------------
Hope                  2,655          0.3%          0.34            3,000                  0.2%            n/a

----------------- --------------- ------------- --------------   --------------- ---------------- -------------
Mission               8,170          0.8%          0.24           13,000 to       0.8% to 0.9%   0.19 to 0.22
                                                                  15,000
----------------- --------------- ------------- --------------   --------------- ---------------- -------------
No fixed             12,530          1.2%           n/a           25,000 to       1.6% to 1.9%            n/a
workplace                                                         32,000
----------------- --------------- ------------- --------------   --------------- ---------------- -------------
FVRD TOTAL3          84,345          8.3%          0.38          163,000 to     10.2% to 11.0%   0.36 to 0.42
                                                                 188,000
----------------- --------------- ------------- --------------   --------------- ---------------- -------------
Lower Mainland    1,014,065        100.0%          0.49        1,600,000 to             100.0%   0.48 to 0.51
                                                               1,700,000
----------------- --------------- ------------- --------------   --------------- ---------------- -------------

Note 1: 1996 employment is from Statistics Canada. The sum of the communities does not exactly match the FVRD total due to rounding by Statistics Canada. Note that "No fixed workplace" includes Reserves.

Note 2:    Sub regions are defined as follows:
           Abbotsford: Abbotsford, Subdivision D
           Chilliwack: Chilliwack, Kent, Harrison Hot Springs,
           Subdivision B Mission: Mission, Subdivisions C and E
           Hope: Hope, Subdivision A

Note 3: FVRD total does not exactly match sum of the sub regions due to rounding.

The population expansion will require a significant aggregate supply in the region over the next seventeen years. The aggregate market will need increasing sources of aggregate for roads and buildings in the eastern Fraser Valley. The final projection will be developed when the McGuire limestone material is quantified to type of products and grade of the products.

Agriculture Project Growth

The FVRD has the highest farm gate receipts of any regional district in the province. The diverse output includes dairy products; greenhouse cultivation, sod, vegetables, berries, nursery stock and specialty crops. Innovative products include nutraceuticals and component extractions.

The agriculture community currently uses a yet to be determined number of tonnes of limestone products for agriculture purposes.

The current supply of agriculture products is imported into the region from one main supplier located in Langley. The final projection of agricultural limestone products that would be marketed to the local agriculture industry will be developed when the McGuire limestone material has sufficient technical information to formulate a product package.

The Mount McGuire Limestone material will be assessed by a four-phase review and exploration process. Each subsequent phase is contingent on the results in the previous stage. In all phases the marketing evaluation will be refined as the physical information on the material is developed. The key physical issues of the Mount McGuire Limestone material are the quantity of mineable limestone, the quality of that mineable limestone and the costs to extract and deliver the limestone products to market. Limestone material of this size and location might be able to profitably produce lime, construction aggregates, agricultural limestone, feed for cement plants, ballast for railway beds, and quarried stone for the building industry. Transportation costs are a major element in the delivery of most limestone products to market. All things equal, the closest supplier to a market can usually deliver the products at a lower unit price than a more distant supplier. The nearest supplier to the Mount McGuire Limestone Market is located 220 km air distance on Texada Island up the coast of British Columbia. The Mount McGuire limestone occurrence is located 17 km from the eastern end of the Fraser Valley. . We envisage that the evaluation process will take at least four phases and we have completed the first phase.

Exploration and Marketing Evaluation

Mount McGuire has a substantial resource of limestone material and tests indicate that certain beds of the limestone material are high grade. The Fraser Valley's population is predicted to grow over the next 17 years. Our company will seek to develop the limestone material by advancing the geological information, developing a quarrying plan, determining what limestone products can be manufactured and at what cost and carrying out marketing studies for those products in the Fraser Valley.

Phase I

Laurence Stephenson, P. Eng., the independent engineer who has carried out the first report on the project has confirmed management's initial assessment that the Mount McGuire Limestone material is potentially large and any products produced from the limestone materials are easily transportable to local markets and maybe to existing transportation systems that connect to regional and international markets.

Mr. Stephenson estimates from preliminary whole rock testing, air photo interpretation and government topographic maps that the Mount McGuire material could contain a potentially large amount of limestone. According to a joint Federal and Provincial study ("Limestone and Dolomite Occurrences of British Columbia" map prepared by Province of British Columbia Ministry of Energy Mines and Petroleum Resources Geological Survey Branch 1985-1990) Mount McGuire is the largest undeveloped limestone occurrence in the Lower Mainland region of British Columbia. Hence we are seeking to hold the property while developing the potential of this property and paying for the future development work from the proceeds of a more modest production program. Our initial goal is to locate an Initial Quarry of high grade limestone that can be profitability developed to annually produce limestone products.

Mr. Stephenson reports that some layers of limestone contain 96% calcium carbonate and have a very low iron content (<0.2% Fe2O3). We will determine if high grade limestone products could be marketed in the local Fraser Valley. We therefore are moving forward to identify an Initial Quarry of high grade mineable limestone within the very large limestone occurrence on Mount McGuire. We will continue our market research in the limestone products presently required in the local Fraser Valley to determine how many annual tonnes of high grade limestone products could be successfully marketed.

Phase II

The key objective is to identify and map the higher grade limestone beds. Mr. Stephenson recommends that a helicopter be used to photograph the South Ridge and to take samples from those areas that are not easily accessible by foot.


The site information collected would be drawn on a 1:1000 scale map. Mr. Stephenson would prepare a geological model that would identify all the visually known layers of limestone and determine if a mineable high grade bed of limestone could be the Initial Quarry. If the engineer is successful in identifying the above resources and potential grade of the limestone products, management would approach end user groups and present suppliers to ascertain the limestone products market at that time.

The following $7,635 budget which was prepared Mr. Stephenson P. Eng., outlines an exploration program to map the project and to physically measure the location of the high grade limestone beds.

                                     BUDGET

Personnel
---------
(1) Geologist                              3 days @ $500/day                    $ 1,500.00
(1) Geological Assistant                   3 days @ $200/day                        600.00

Equipment
---------
(1) 4x4 Truck                              3 days @ $85/day                       $ 255.00
(1) 4-Trax                                 3 days @ $60/day                         180.00

Expenses
--------
(1) hour helicopter                        1 hour @ $1,100/hour all in          $ 1,100.00
Room and board and travel                                                           500.00
Analytical work                                                                   2,000.00
Report                                                                            1,500.00

===================
TOTAL                                                                           $ 7,635.00

Based on acceptable results from the above site exploration program and a preliminary market analysis, a diamond drilling program would be developed.

Phase III

Based on a successful program in Phase II, the consulting engineer would prepare a drilling program that would be designed to intersect the higher grade limestone beds. The drill pattern selected would supply sufficient information for the engineer to compute the high grade mineable tonnage and to design a preliminary quarry plan to extract the limestone. Once the tonnage, grade and characteristic of the high grade limestone have been quantified, a preliminary marketing plan can be developed. The tonnage and physical specification of the following potential products would be assessed:

     -    agriculture products
     -    building aggregate
     -    lime manufacturing
     -    quarry stone
     -    raw material for cement kilns

Management would approach the local limestone suppliers and end users once a better idea of the Mount McGuire quantity, quality and production costs have been estimated. If the property exploration results and marketing feedback are positive, a decision would be made to prepare a limestone quarry scoping study.

Phase IV

An infill drilling program would be carried out to substantiate and confirm the tonnage and grade estimates prepared previously. The drilling program would be designed to produce proven reserves of a higher grade mineable limestone bed.

We will then prepare a project Limestone Quarry Scoping Study that will cost out the following steps.

     a) Quarry pit preparation
     b) Infrastructure
          o    Roads
          o    Electrical power
          o    Building facilities
          o    Water supply
          o    Site working area

     c) Equipment

          o    Earth movers
          o    Crushers
          o    Storage bins
          o    Conveyors
          o    Fuel storage

     d) Permitting and licenses
     e) Environmental considerations
     f) The limestone products that can be produced
     g) The market for limestone products in the Fraser Valley

If the marketing analysis shows that a major supply contract could be entered into with a significant purchaser than a pre-feasibility would be prepared. If the pre-feasibility study is positive then we would prepare a formal feasibility study and a comprehensive business plan. If the scoping study is positive only for the local market then management would prepare a business plan. The business plan would incorporate a detailed analysis of the project to determine the optimal method to extract limestone and to produce limestone products that can be profitable marketed in the Fraser Valley. In either of the above mentioned markets the business plan will address and describe in detail the following key corporate areas:

          1.   Company Description
          2.   Limestone Market Analysis
          3.   Target Market
          4.   Competition
          5.   Strategic Position and Risk Assessment
          6.   Marketing Plan and Sales Strategy
          7.   Quarry and Sales Operations
          8.   Management and Organization
          9.   Development, Milestones and Exit Plan
          10.  Financial Data and Projections

The annual production rate finally selected would depend on the markets for products that would be produced from the Mount McGuire Limestone occurrence, the selling price and contract terms that could be negotiated with end users and suppliers. The business plan would be used to finance the project and place the property into production. Any commercially viable industrial mineral operations will dependent on our ability to obtain contracts to supply various customers. Without these contracts we may be successful in our plan to develop the property but we will not be profitable without contracts in place to sell the materials.

ITEM 2.     DESCRIPTION OF PROPERTIES

We currently use approximately 200 square feet of leased office space in the 8400 East Crescent Pkwy #600, Greenwood Village, Colorado 90111. We lease such space from Peter Banysch, our sole officer and principal shareholder for $200 month which covers the use of the telephone, office equipment and furniture.

Western Exploration's Mount McGuire mineral claims situated 17 km south east of the City of Chilliwack in South-western British Columbia.

We purchased the property containing mineral claims from Brock McMichael on January 30, 2004. The property consists of 2 unpatented two post mineral claims representing 36 units that have been staked and recorded and occur in the New Westminster mining division. The claims are contiguous. In March 2004, the "Mount McGuire Claims" was transferred in Trust to Peter Banysch, President of our company. The total purchase price of the claims will be $32,000, of which $12,000 was paid in February 2004. The final payment of $20,000 is due on or before August 15, 2005. Pursuant to the terms of the contract, advance royalties of $25,000 are to be paid annually commencing 36 months from the date of signature of the agreement. Such advanced royalties are due in a timely manner regardless of whether we find or removed high grade limestone material from the property. Failure to pay the advance royalties will cause a reversion of the property within ten days of such failure. Mr. McMichael is required to keep the claims in good standing for at least 24 months from the date of the agreement.

In addition, Mr. McMichael is required to provide geological consulting services for the claims and maintain the claims in good standing for a period of 24 months.

These claims are subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty. Brock McMichael is the beneficiary of such royalties. 1 1/2% of the Net Smelter Royalty can be acquired for $1.0 million within 12 months from the commencement of commercial production. Even if we acquire this 1 1/2% of the Net Smelter Royalty, Mr. McMichael will still be owed the 1% of the Net Smelter Royalty and the 7.5% Gross Rock Royalty. A summary of payments and obligations to Brock McMichael are as follows:

          O    Payment of $12,000 by February 15th 2004 (paid).
          O    Payment of $20,000 by August 15, 2005. O Minimum payment of
               $25,000 commencing 36 months from the signing of the Purchase
               Agreement (January 30, 2007) and then annually thereafter.
          O    Provide funds to complete assessment work in order to maintain the property in good standing. Assessment work will be a minimum of $3,600Cdn per year for the first three years and $7,200Cdn per year thereafter.

Location and Land Status

The Mount McGuire group consists of two contiguous mineral claims, LST 1 and LST 2. The claims cover a 9 sq. km. area, representing 900 hectares. The claims are located in the New Westminster Mining Division of British Columbia at coordinates: Latitude 49(0)02' 41" and longitude 121(0)41' 00" and on map sheet BCGS: 92H/002. The pertinent property information is as follows:


     Claim Name                          Tenure No.                  No. of Units               Staking Date
------------------------------ ---------------------------  ---------------------------- ----------------------------
     LST 1                                 407199                      18                    December 7, 2004
     LST 2                                 407200                      18                    December 7, 2004
------------------------------ ---------------------------  ---------------------------- ----------------------------

In British Columbia, for assessment purposes in the first three years, $100 of work or cash in lieu per unit plus 10% filing fees are due to maintain the claims in good standing. Thereafter it rises to $200 per unit plus 10% filing fees. The claims have not been legally surveyed.

Geology of the Mount McGuire Claims

The geological setting is comprised of a complicated structure of folded and thrust faulted sedimentary rocks. The rock units underlying the Chilliwack River valley consist of the Cultus Lake formation and the Chilliwack Group. The Cultus Lake formation is made up of mainly siltstone, shale and sandstone of Triassic to Jurassic age. The Chilliwack Group consists of Permian sandstone, shale and conglomerate and Pennsylvanian limestone and basic to intermediate volcanics.

Limestone of Pennsylvanian age has been documented by the G.S.C, along Borden Creek and on the summit of Mount McGuire, along which the Borden Creek claims are located. The Chilliwack River valley is a glacial U-shaped valley. The valley floor along the south side of the river is covered by Pleistocene and recent glacial, glaclofluvial and fluvial gravels. A small gravel quarry operation owned by the BC Ministry of Highways occurs on one of the large gravel benches. Rising above the valley floor are prominent ridges. The ridges are mainly composed of low angle thrust faulted, shallow to steeply dipping shale, sandstone and limestone.

The author has previously examined limestone outcrops along a 4 kilometer section on the north side of the river. The limestone beds that are exposed along this section are interpreted as being a series of repetitive low angle thrusts. Samples collected by previous operators from sections of the limestone analyzed between 80% to 95% calcium carbonate with corresponding silica.

The majority of rocks exposed along the banks of Borden Creek consist predominately of dark grey to black shale, calcareous shale and minor limestone.

However, on the west side of the creek along which the claims occur, is an extensive exposure of bedded limestone. Found near the centre of the claims is a small east flowing stream, a branch of Borden Creek, which divides the limestone material into 2 ridges, the north and south ridges. The south ridge (south limestone material) is covered by the LST 1 claim and the north ridge (north limestone material) is covered by the LST 2 claim. Both ridges expose a thick sequence of shallow to steeply dipping beds of limestone. The limestone can be traced from just west of the creek, which forms the eastern boundary of the claims at an elevation of approximately 1,160 m, to the summit of Mount McGuire, at elevation of 2,019 m, forming the western boundary of the claims.

The north and south limestone materials are believed to be essentially part of one large continuous occurrence. Based on the limestone material exposed on the south ridge, preliminary volume calculations can roughly be determined. By measuring the ridge from a topographical map the dimensions were estimated as length (2000 m), average width (750 m), and height (400 m). Specific gravity for the limestone of 2.6 was used. Mr. Stephenson P.Eng. believes Mount McGuire limestone occurrence is very large. An initial assessment is that a 500,000 to 1,000,000 tonne high grade minable limestone material could be proven to lie within the Mount McGuire limestone occurrence.

Conclusions and Recommendations of the Geology Report

Based on the preliminary positive results of the 1999 work, it is recommended that proper mapping and sampling surveys be conducted on the LST 1 & 2 claims. A majority of the surveys should be concentrated on the South ridge limestone material.

When the snow is gone off the claims, a helicopter aerial survey should be conducted and photos taken of the material. As well, samples should be collected where possible by helicopter, especially areas that are not accessible by foot and where higher grade limestone sections may be defined.

A mapping and sampling survey should be carried out over the South Ridge material at reasonable scale (e.g. 1:1000) in order to properly identify the areas of limestone that are of higher quality and grade. As well, various beds of limestone should be identified and approximate thickness and grades determined.

If results warrant, a limited drilling program would be conducted in Phase II. The objective would be to analyze the drill core samples to determine the location and grade of the higher grade limestone beds and their continuity.

ITEM 3.     LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER
            MATTERS

On March 25, 2005, there are approximately 61 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol "WXPL".

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Organization

We were organized as a Delaware Corporation on July 22, 2003 for the purpose of developing a potentially large limestone occurrence in the British Columbia area of Canada.

Overview

In October 2003, we commenced a study of potential business opportunities in British Columbia. We engaged G.E. Nicholson P.Geo. of Nicholson & Associates solely to assist us in locating and reviewing potential mining projects in the British Columbia area. Mr. Nicholson did not provide any reports on any properties that we reviewed. After we had reviewed and rejected a number of potential property candidates, we acquired a large undeveloped occurrence of limestone located adjacent to the Lower Mainland region of South Western British Columbia (BC). The Mount McGuire limestone occurrence is located 17 km south east of the community of Chilliwack which lies in the eastern Fraser Valley. Our President, Peter Banysch has been working with Victor Bowman since January when Mr. Bowman joined our Board of Directors to develop a business concept to extract the limestone and market it to local communities.

We reviewed the available information on the following items:

     (a)  Project and Market:

          o Research material assembled by Nicholson & Associates on exploration projects the South West region of British Columbia.
          o    B.C. limestone market o Fraser Valley limestone market
          o    Transportation facilities in the Fraser Valley

     (b) Projected growth in the Fraser Valley of the Lower Mainland region of British Columbia.
     (c) Potential development scenario for the Mount McGuire limestone material.
     (d) Phased exploration plan and budget to prove the necessary tonnage and grade of the limestone material.
     (e) Visit to the Mount McGuire property with consulting geologist, Mr. Laurence Stephenson P.Geo.

Based on its due diligence, management determined that the Mount McGuire limestone occurrence could potentially be very large and the limestone occurrence could contain 500,000 to 1,000,000 tonnes of high grade limestone. This tonnage range will be the Initial Quarry. The tonnage figures were estimated in gross terms based on a physical visual evidence of the limestone occurrence and we can not determine at this time if this amount is accurate. We also can not determine if we will be able to profitably produce and market this tonnage. The local Fraser Valley is predicted to have a steady population growth rate over the next 17 years and could use annually 50,000 to 100,000 tonnes of high grade limestone in the construction, cement and agriculture industries.

Exploration stage expenses from inception through December 31, 2004 were $32,000 for general exploration costs related to the mineral rights of the exploration property and $31,192 of general and administrative costs for a total expense of $61,197 as captioned in the financial statement's statement of operations. Included in the exploration expense was $12,000 of cash paid on the initial payment for the property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

ITEM 7              FINANCIAL STATEMENTS



                            WESTERN EXPLORATION, INC.
                         (an exploration stage company)

                              FINANCIAL STATEMENTS

                        As Of December 31, 2004 and 2003





INDEPENDENT AUDITORS REPORT                                  F-1

BALANCE SHEET                                                F-2

STATEMENT OF OPERATIONS                                      F-3

STATEMENT OF STOCKHOLDERS' EQUITY                            F-4

STATEMENT OF CASH FLOWS                                      F-5

FINANCIAL STATEMENT FOOTNOTES                                F-6

           REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTING FIRM

The Board of Directors and Shareholders
Western Exploration, Inc.


Gentlemen:

     We have audited the accompanying balance sheet of Western Exploration, Inc. (an exploration stage company) as of December 31, 2004 and 2003, the related statements of operations, stockholder's equity and cash flows from inception (July 22, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit.

     We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Exploration, Inc. as of December 31, 2004 and 2003, and the statement of operations and cash flows from inception (July 22, 2003) through December 31, 2004, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Gately & Associates, LLC
Altamonte Springs, Florida
February 4, 2005


                            WESTERN EXPLORATION, INC.
                         (an exploration stage company)
                                  BALANCE SHEET
                        As of December 31, 2004 and 2003



                                     ASSETS
                                     ------

CURRENT ASSETS                                                                  12/31/2004      12/31/2003
--------------                                                                --------------- --------------
            Cash                                                                 $       333     $    1,808
                                                                              --------------- --------------

                        Total Current Assets                                             333          1,808

                        TOTAL ASSETS                                             $       333     $    1,808
                                                                              =============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

            Accounts payable                                                     $         -     $        -
            Accrued expenses                                                           8,750          3,000
            Purchase agreement payable                                                 5,030              -
                                                                              --------------- --------------

                        Total Current Liabilities                                     13,780          3,000

LONG-TERM LIABILITIES
---------------------

            None                                                                           -              -
                                                                              --------------- --------------

                        TOTAL LIABILITIES                                             13,780          3,000
                                                                              --------------- --------------

STOCKHOLDERS' EQUITY
--------------------

            Common Stock, $.001 par value
                Authorized: 100,000,000
                Issued: 24,621,000 and 20,400,000, respectively                       24,621         20,400
            Additional paid in capital                                                55,129          9,600
            Preferred stock, $.001 par value
                Authorized: 10,000,000    Issued: none                                     -              -
            Accumulated deficit during exploration stage                             (93,197)       (31,192)
                                                                              --------------- --------------

                        Total Stockholders' Equity                                   (13,447)        (1,192)
                                                                              --------------- --------------

                        TOTAL LIABILITIES AND EQUITY                             $       333     $    1,808
                                                                              =============== ==============



   The accompanying notes are an integral part of these financial statements.


                            WESTERN EXPLORATION, INC.
                         (an exploration stage company)
                             STATEMENT OF OPERATIONS
            For the twelve months ending December 31, 2004 and 2003,
            from inception (July 22, 2003) through December 31, 2004


                                                                 12 MONTHS       12 MONTHS
                                                                   ENDING         ENDING           FROM
                                                                 12/31/2004     12/31/2003      INCEPTION
                                                               --------------- -------------- ---------------

REVENUE                                                           $         -     $        -     $         -
-------

COST OF SERVICES                                                            -              -               -
----------------                                               --------------- -------------- ---------------


GROSS PROFIT OR (LOSS)                                                      -              -               -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                    30,005         31,192          61,197
-----------------------------------

GENERAL EXPLORATION                                                    32,000              -          32,000
-------------------                                            --------------- -------------- ---------------


OPERATING INCOME                                                      (62,005)       (31,192)        (93,197)
----------------                                               --------------- -------------- ---------------


ACCUMULATED DEFICIT                                               $   (62,005)    $  (31,192)    $   (93,197)
-------------------                                            =============== ============== ===============


Earnings (loss) per share                                         $     (0.00)    $    (0.00)
-------------------------

Weighted average number of common shares                           26,240,667      7,900,000
----------------------------------------





   The accompanying notes are an integral part of these financial statements.


                            WESTERN EXPLORATION, INC.
                         (an exploration stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of December 31, 2004


                                                                          ADDITIONAL
                                                COMMON         PAR         PAID IN         ACCUM.          TOTAL
                                                STOCK         VALUE        CAPITAL         DEFICIT         EQUITY
                                            --------------------------------------------------------------------------
Common stock issued as officer
    compensation on company formation           18,000,000      $18,000       $      -      $       -       $  18,000
    July 22, 2003 at $0.001 per share

Common stock issued for cash                     2,400,000        2,400          9,600                         12,000
    October 30, 2003 at $0.005
    per share on private placement

Net income (loss)                                                                             (31,192)        (31,192)
                                            --------------------------------------------------------------------------

Balance, December 31, 2003                      20,400,000      $20,400       $  9,600      $ (31,192)      $  (1,192)

Common stock issued as                           4,000,000        4,000         16,000                         20,000
    officer compensation
    January 15,  2004 at $0.005

Common stock issued for cash                       150,000          150         11,850                         12,000
    January 21, 2004 at $0.08
    per share on private placement

Common stock issued for cash                        12,000           12          2,988                          3,000
    May 14, 2004 at $0.25
    per share on private placement

Common stock issued for cash                        59,000           59         14,691                         14,750
    June 18, 2004 at $0.25
    per share on private placement

Net income (loss)                                                                             (62,005)        (62,005)
                                            --------------------------------------------------------------------------

Balance, December 31, 2004                      24,621,000      $24,621       $ 55,129      $ (93,197)      $ (13,447)
                                            ==========================================================================


   The accompanying notes are an integral part of these financial statements.


                            WESTERN EXPLORATION, INC.
                         (an exploration stage company)
                            STATEMENTS OF CASH FLOWS
            For the twelve months ending December 31, 2004 and 2003,
            from inception (July 22, 2003) through December 31, 2004


                                                                                12 MONTHS       12 MONTHS
                                                                                  ENDING         ENDING           FROM
CASH FLOWS FROM OPERATING ACTIVITIES                                            12/31/2004     12/31/2003      INCEPTION
------------------------------------                                          --------------- -------------- ---------------
            Net income (loss)                                                    $   (62,005)    $  (31,192)    $   (93,197)
                                                                              --------------- -------------- ---------------

            Adjustments to reconcile net income to net cash
              provided by  (used in) operating activities:

            Stock issued as compensation                                              20,000         18,000          38,000
            (Increase) Decrease in accounts receivable                                     -              -               -
            Increase (Decrease) in accounts payable                                        -              -               -
            Increase (Decrease) in accrued expenses                                    5,750          3,000           8,750
            Increase (Decrease) in purchase agreement payable                          5,030              -           5,030
                                                                              --------------- -------------- ---------------

                        Total adjustments to net income                               30,780         21,000          51,780
                                                                              --------------- -------------- ---------------

            Net cash provided by (used in) operating activities                      (31,225)       (10,192)        (41,417)
                                                                              --------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

            None                                                                           -              -               -
                                                                              --------------- -------------- ---------------

            Net cash flows provided by (used in) investing activities                      -              -               -
                                                                              --------------- -------------- ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

            Proceeds from stock issuance                                              29,750         12,000          41,750
                                                                              --------------- -------------- ---------------

            Net cash provided by (used in) financing activities                       29,750         12,000          41,750
                                                                              --------------- -------------- ---------------

CASH RECONCILIATION

            Net increase (decrease) in cash                                           (1,475)         1,808             333
            Cash - beginning balance                                                   1,808              -               -
                                                                              --------------- -------------- ---------------

BALANCE DECEMBER 31, 2004 AND 2003                                               $       333     $    1,808     $       333
----------------------------------
                                                                              =============== ============== ===============





   The accompanying notes are an integral part of these financial statements.

NOTE  1  -  OPERATIONS  AND  BASIS  OF  PRESENTATION
            ----------------------------------------

Western Exploration, Inc. (the Company), an exploration stage company, was incorporated on July 22, 2003 in the State of Delaware and is headquartered in Greenwood Village, Colorado. The Company is an exploration stage mining and mineral company. On October 30, 2003 the Company became actively engaged in acquiring mineral properties, raising capital, and preparing properties for production. The Company did not have any significant mining operations or activities from inception; accordingly, the Company is deemed to be in the exploration stage.

On January 30, 2004, the Company acquired mineral claims located in Southwestern British Columbia, Canada. The property consists thirty six mineral claims representing. The Company has not commenced economic production and is therefore still considered to be in the exploration stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception. The Company has not realized economic production from its mineral properties. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

Revenue and Cost Recognition
----------------------------

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses
--------------------------------------------------------------------

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Income  Taxes
-------------

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation
--------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk
---------------------------------------------

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions
---------------------------------------------

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share
--------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

Leases
------

The Company accounts for leases in accordance with Generally Accepted Accounting Principles which require operating leases to be expensed and capital leases to be capitalized and amortized over the lease term. Leased mining properties under capital leases are expensed until such time that an engineering study has been completed showing proven mining reserves.

NOTE  3  -  AFFILIATES  AND  RELATED  PARTIES
            ---------------------------------

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

The Company, from time to time, uses funds provided as a loan by shareholders.

NOTE  4 -  INCOME  TAXES
           -------------

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE 5 - LONG-TERM DEBT
         --------------

The Company has no long-term debt.

NOTE  6 -  SHAREHOLDERS'  EQUITY
           ---------------------

Preferred Stock
---------------

The Company has authorized ten million (10,000,000) shares of preferred stock with a par value of $.001, none of which have been issued.

Common Stock
------------

The Company has authorized one hundred million (100,000,000) shares of common Stock with a par value of $.001.

Sale Restrictions on Common Stock
---------------------------------

A total of 24,621,000 shares of common stock are outstanding at June 30, 2004. And 20,400,000 at December 31, 2003. Sales of these shares of stock are restricted under Rule 144 of the Securities Act of 1933. Our common stock will be available for resale to the public after one year and can be sold in accordance with the volume and trading limitations of Rule 144 of the Act.

Common Stock Subscribed and Issued for Cash
-------------------------------------------

On June 18, 2004, the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $14,750 in the issuance of 59,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

On May14, 2004 the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $3,000 in the issuance of 12,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

On January 21, 2004 the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $12,000 in the issuance of 150,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

On January 15, 2004, the Company issued 4,000,000 common shares of stock in the form of compensation to a director of the company for services. The shares were issued at a value of $0.005 per share for a total value of $20,000.

On October 30, 2003, the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $12,000 in the issuance of 2,400,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

On July 22, 2003, the Company issued 18,000,000 common shares of stock in the form of officer compensation on the Company formation. The shares were issued at par value for a total value of $18,000.

Common Stock Recorded as Employee Compensation
----------------------------------------------

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144. Compliance with Rule 144 is discussed in the following paragraph.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.    1% of the number of shares of the company's common stock then outstanding.

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

NOTE 7 - ACQUISITIONS
         ------------

On January 30, 2004, the Company entered into an agreement with Mr. Brock McMichael for the purchase of a mining property (the Claim) near Chilliwack Located in Southwestern British Columbia, Canada. The Claim has thirty six (36) mineral claim units. The total purchase price of the claim is $32,000 due per terms of the contract with advance royalties of $25,000 to be paid annually commencing 36 months from the date of signature of the agreement. The property is subject to a 2 1/2% Net Smelter Royalty (NSR) and a 7 1/2% Gross Rock Royalty
(GRR). 1 1/2% of the NSR can be acquired for $1.0 million within 12 months from the commencement of commercial production. Mr. McMichael is required to keep the claims in good standing for up to 24 months from the date of claims recordings and provide geological consulting services for the claims. If the Company fails to make the advance royalty payments on the 36 month anniversary of the signature of the agreement, then the Company agrees to transfer ownership of the Claims to Mr. McMichael within no less than a 10 day period.

NOTE  8 -  COMMITMENTS  AND  CONTINGENCIES
           -------------------------------

The Company's Claim will revert back to the seller within no less than a 10 day period if the Company fails to pay the property payment by August 15, 2005 and/or if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the contract.

Management is not aware of any contingent matters that could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

NOTE  9 -  LITIGATION, CLAIMS AND ASSESSMENTS
            ----------------------------------

From time to time in the normal course of business the Company will be involved in litigation. The Company's management has determined any asserted or unasserted claims to be immaterial to the financial statements.


NOTE  10 - GOING CONCERN
           -------------

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company lacks an operating history and has losses which we expect to continue into the future.

The Company was incorporated in July 2003 and has not started the proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of our future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

-        ability to locate a profitable mineral property
-        ability to generate revenues
- ability to raise the capital necessary to continue exploration of the property.

Based upon current plans, the Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues may cause the Company to go out of business.

The company intends to generate additional capital from the public markets to increase its ability to locate profitable mineral property and generate revenues. In the past, the Company has been successful with raising minimum cash flows through private placement. The Company may also consider public or private debt transactions and/or further private placement, but has no such actions in place at this time.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCEWITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers and directors.

      NAME                          AGE                 POSITION
      ----                          ---                 --------
     PETER BANYSCH                  61                 CEO/President
                                                       Secretary/CFO/Treasurer/
                                                       Director
     VICTOR BOWMAN                  64                 Director

PETER BANYSCH

Peter Banysch has served as the President and on our Board of Directors since our inception. Mr. Banysch is President and owner of Banysch Systems Inc. which is a general contracting company that specializes in painting, restorations and renovations. Banysch Systems commenced operations in 1975 and has employed up to 35 skilled tradesmen. The company built its reputation on its high quality workmanship and its commitment to deliver the project on time and on budget. Mr.Banysch served as the President of Baha Resources Inc. from 1983 to 1987. Baha Resources was a junior exploration publicly traded company whose main activity was exploring for gold deposits in the Watson Lake and Cranbrook areas of British Columbia. Baha Resources raised $480,000 by successfully carrying out public equity offerings to finance the exploration work.

In his capacity as founder and President, Mr. Banysch oversees our day-to-day operations, and manages our long-term strategic exploration. Oversight of our operations involves financial and information systems management and exploration.

VICTOR BOWMAN

Victor Bowman has served on our Board of Directors since January 2004. The majority of Mr. Bowman's 45 year working career has been in the building supply, aggregate and concrete products fields in British Columbia for the multi-national corporation, Lehigh Northwest Cement Ltd. He spent his senior management career in managing operating facilities in Vancouver, Vancouver Island, the Northwest and Prince George. The operating facilities included concrete plant and concrete delivery, aggregate supplies and concrete block manufacturing plant. The combined operations employed up to 35 and his operations were the lead supplier in each of the communities that he managed operations. Mr. Bowman was assigned by senior executives of the multi-national corporation to special task forces and other assignments throughout their concrete and aggregate operations in Western Canada.

In July of 1999, Mr. Bowman set up Integra Directions Incorporated. Integra supplies management level services in planning and development to corporate and Institutional clients. Integra, aided by its team of experts develops long range resource plans. The process is one of first problem definition and then developing appropriate solutions that overcome the identified currant problems and a strategy to avoid future problems. His extensive background in senior management, labor relations and leadership development has honed the skills and tools to enhance this process.

Mr. Bowman has served and assisted numerous organizations in the community and in the Industry. Mr. Bowman was a founding director and the second president of the Prince George Regional Development Corporation, past president of the Rotary club of Prince George, past Chairman of the Prince George Construction Association, past Chairman of Northern British Columbia Construction Association, former board member of the British Columbia and Canadian Construction Associations, past Director and Treasurer of the British Columbia Ready Mix Concrete Association, former trustee and Chairman of the Prince George Library Board, past president of the Prince George Chamber of Commerce and many others.

Currently Mr. Bowman is the Chairman of the Board of Directors of the Seniors Foundation of British Columbia, and the Chairman of the Seniors Lottery Association as well as continuing many other community volunteer activities. He sits as a public representative on the council of the College of Dental Surgeons of British Columbia. In addition to operating a successful consulting business, he is also a session instructor in Marketing at the College of New Caledonia inPrince George.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2005, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF      PERCENT OF
BENEFICIAL OWNER (1)                BENEFICIAL OWNERSHIP      OUTSTANDING
SHARES
--------------------                --------------------     ------------------

5% STOCKHOLDERS, DIRECTORS
AND NAMED EXECUTIVE OFFICERS

PETER BANYSCH                            18,000,000              73.11%
8400 EAST CRESCENT PKWY #600
GREENWOOD VILLAGE, COLORADO 90111

VICTOR BOWMAN                             4,000,000              16.25%
8400 EAST CRESCENT PKWY #600
GREENWOOD VILLAGE, COLORADO 90111

Officers and Directors                   22,000,000              89.35%
as a Group

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED

We currently use approximately 400 square feet of leased office space at 8400 East Crescent Pkwy #6 Greenwood Village, Colorado 90111. We lease such space from Peter Banysch, our President for $200 month which covers the use of the telephone, office equipment and furniture.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

a)   The following documents are filed as part of this report:

     1. Financial statements; see index to financial statement and schedules in Item 7 herein.

     2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

     3.   Exhibits: None

(b)  Reports on Form 8-K.

          None

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $2,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $275.00, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               WESTERN EXPLORATION INC.

                               By: /s/ Peter Banysch
                              --------------------------
                                       Peter Banysch
                                       President, Secretary and Director

Dated: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                        DATE
----                            -----                        ----

/s/ Peter Banysch              President, CEO, CFO          March 25, 2005
---------------------          Secretary and Director
    Peter Banysch

/s/  Victor Bowman             Director                     March 25, 2005
     Victor Bowman