Form 10QSB
period 2005-03-31
WESTERN EXPLORATION INC.
filed 2005-05-12
CIK 1295514

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 333-118155

 WESTERN EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

87-0700927

(IRS Employer Identification Number)

8400 East Crescent Pkwy #600, Greenwood village, Colorado	90111
(Address of principal executive offices )	(Zip Code)

(720) 528-4326

(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2005: 24,621,000 shares of common stock.

WESTERN EXPLORATION, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WESTERN EXPLORATION, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

(unaudited)

As Of March 31, 2005

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS’ EQUITY	F-3

STATEMENT OF CASH FLOWS	F-4

FINANCIAL STATEMENT FOOTNOTES	F-5

WESTERN EXPLORATION, INC.

(an exploration stage company)

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	03/31/2005	12/31/2004

Cash	$ 310	$ 333

Total Current Assets	310	333

TOTAL ASSETS	$ 310	$ 333

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ -	$ -
Accrued expenses	10,100	8,750
Purchase agreement payable	5,030	5,030

Total Current Liabilities	15,130	13,780

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	15,130	13,780

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 24,621,000 and 20,400,000, respectively	24,621	24,621
Additional paid in capital	55,129	55,129
Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: none	-	-
Accumulated deficit during exploration stage	(94,570)	(93,197)

Total Stockholders’ Equity	(14,820)	(13,447)

TOTAL LIABILITIES AND EQUITY	$ 310	$ 333

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.

(an exploration stage company)

STATEMENT OF OPERATIONS

For the three months ending March 31, 2005 and 2004,

from inception (July 22, 2003) through March 31, 2005

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	3/31/2005	3/31/2004	INCEPTION

REVENUE	$ -	$ -	$ -

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,373	-	62,570

GENERAL EXPLORATION	-	32,000	32,000

OPERATING INCOME	$ (1,373)	$ (32,000)	$ (94,570)

Earnings (loss) per share	$ (0.00)	$ (0.00)

Weighted average number of common shares	24,621,000	24,204,167

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.

(an exploration stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

As of March 31, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officer
compensation on company formation	18,000,000	$ 18,000	$ -	$ -	$ 18,000
July 22, 2003 at $0.001 per share

Common stock issued for cash	2,400,000	2,400	9,600		12,000
October 30, 2003 at $0.005
per share on private placement

Net income (loss)				(31,192)	(31,192)

Balance, December 31, 2003	20,400,000	$ 20,400	$ 9,600	$ (31,192)	$ (1,192)

Common stock issued as	4,000,000	4,000	16,000		20,000
officer compensation
January 15, 2004 at $0.005

Common stock issued for cash	150,000	150	11,850		12,000
January 21, 2004 at $0.08
per share on private placement

Common stock issued for cash	12,000	12	2,988		3,000
May 14, 2004 at $0.25
per share on private placement

Common stock issued for cash	59,000	59	14,691		14,750
June 18, 2004 at $0.25
per share on private placement

Net income (loss)				(62,005)	(62,005)

Balance, December 31, 2004	24,621,000	$ 24,621	$ 55,129	$ (93,197)	$ (13,447)

Net income (loss)				(1,373)	(1,373)

Balance, March 31, 2005	24,621,000	$ 24,621	$ 55,129	$ (94,570)	$ (14,820)

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.

(an exploration stage company)

STATEMENTS OF CASH FLOWS

For the three months ending March 31, 2005 and 2004,

from inception (July 22, 2003) through March 31, 2005

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2005	3/31/2004	INCEPTION

Net income (loss)	$ (1,373)	$ (32,000)	$ (94,570)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	20,000	38,000
(Increase) Decrease in accounts receivable	-	-	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	1,350	1,500	10,100
Increase (Decrease) in purchase agreement payable	-	-	5,030

Total adjustments to net income	1,350	21,500	53,130

Net cash provided by (used in) operating activities	(23)	(10,500)	(41,440)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	12,000	41,750

Net cash provided by (used in) financing activities	-	12,000	41,750

CASH RECONCILIATION

Net increase (decrease) in cash	(23)	1,500	310
Cash - beginning balance	333	-	-

BALANCE DECEMBER 31, 2005 AND 2004	$ 310	$ 1,500	$ 310

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception. The Company has not realized economic production from its mineral properties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

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

F-5

Income Taxes

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

The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Foreign Currency Translation and Transactions

The Company’s functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share”. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

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

NOTE 4 - INCOME TAXES

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 year from the year generated. The Company’s management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS’ EQUITY

Preferred Stock

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

Common Stock Subscribed and Issued for Cash

On June 18, 2004, the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise$14,750 in the issuance of 59,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

On May14, 2004 the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise$3,000 in the issuance of 12,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

On January 21, 2004 the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise$12,000 in the issuance of 150,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

On January 15, 2004, the Company issued 4,000,000 common shares of stock in the form of compensation to a director of the company for services. The shares were issued at a value of $0.005 per share for a total value of $20,000.

On October 30, 2003, the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise$12,000 in the issuance of 2,400,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

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

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding.

2.	The average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

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

F-8

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company’s Claim will revert back to the seller within no less than a 10 day period if the Company fails to pay the property payment by August 15, 2005 and/or if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the contract.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Exploration stage expenses from inception through March 31, 2005 were $32,000 for general exploration costs related to the mineral rights of the exploration property and $62,570 of general and administrative costs for a total expense of $94,570 as captioned in the financial statement’s statement of operations. Included in the exploration expense was $12,000 of cash paid on the initial payment for the property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Critical Accounting Policies

Western Exploration’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Western Exploration’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Western Exploration’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WESTERN EXPLORATION, INC.

By: /s/ Peter Banysch
Peter Banysch, President, Chief Executive Officer, Chief Financial Officer, Secretary & Director

Date: May 11, 2005