Form 10QSB
period 2005-06-30
WESTERN EXPLORATION INC.
filed 2005-08-16
CIK 1295514

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2005: 24,621,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WESTERN EXPLORATION, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

(unaudited)

As Of June 30, 2005

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2/3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

WESTERN EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of June 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	6/30/2005	12/31/2004

Cash	$287	$333

Total Current Assets	287	333

TOTAL ASSETS	$287	$333

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	10,450	8,750
Purchase agreement payable	5,030	5,030

Total Current Liabilities	15,480	13,780

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	15,480	13,780

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 24,621,000 and 20,400,000, respectively	24,621	24,621
Additional paid in capital	55,129	55,129
Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: none	-	-
Accumulated deficit during exploration stage	(94,943)	(93,197)

Total Stockholders’ Equity	(15,193)	(13,447)

TOTAL LIABILITIES AND EQUITY	$287	$333

The accompanying notes are an integral part of these financial statements.

	WESTERN EXPLORATION, INC.
	(an exploration stage company)
	STATEMENT OF OPERATIONS
	For the six months ending June 30, 2005 and 2004
	from inception (July 22, 2003) through June 30, 2005

				FROM
		6/30/2005	6/30/2004	INCEPTION

REVENUE		$-	$-	$-

COST OF SERVICES		-	-	-

GROSS PROFIT OR (LOSS)		-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES		1,746	24,560	62,943

GENERAL EXPLORATION		-	32,000	32,000

OPERATING INCOME		(1,746)	(56,560)	(94,943)

ACCUMULATED DEFICIT		$(1,746)	$(56,560)	$(94,943)

Earnings (loss) per share, basic and diluted		$(0.00)	$(0.00)

Weighted average number of common shares		24,621,000	24,240,667

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2005 and 2004

		6/30/2005	6/30/2004

REVENUE		$-	$-

COST OF SERVICES		-	-

GROSS PROFIT OR (LOSS)		-	-

GENERAL AND ADMINISTRATIVE EXPENSES		373	-

GENERAL EXPLORATION		-	-

OPERATING INCOME		(373)	-

The accompanying notes are an integral part of these financial statements.

	WESTERN EXPLORATION, INC.
	(an exploration stage company)
	STATEMENT OF STOCKHOLDERS’ EQUITY
	As of June 30, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officer
compensation on company formation	18,000,000	$18,000	$-	$-	$18,000
July 22, 2003 at $0.001 per share

Common stock issued for cash	2,400,000	2,400	9,600		12,000
October 30, 2003 at $0.005
per share on private placement

Net income (loss)				(31,192)	(31,192)

Balance, December 31, 2003	20,400,000	$20,400	$9,600	$(31,192)	$(1,192)

Common stock issued as	4,000,000	4,000	16,000		20,000
officer compensation
January 15, 2004 at $0.005

Common stock issued for cash	150,000	150	11,850		12,000
January 21, 2004 at $0.08
per share on private placement

Common stock issued for cash	12,000	12	2,988		3,000
May 14, 2004 at $0.25
per share on private placement

Common stock issued for cash	59,000	59	14,691		14,750
June 18, 2004 at $0.25
per share on private placement

Net income (loss)				(62,005)	(62,005)

Balance, December 31, 2004	24,621,000	$24,621	$55,129	$(93,197)	$(13,447)

Net income (loss)				(1,746)	(1,746)

Balance, June 30, 2005	24,621,000	$24,621	$55,129	$(94,943)	$(15,193)

The accompanying notes are an integral part of these financial statements.

	WESTERN EXPLORATION, INC.
	(an exploration stage company)
	STATEMENTS OF CASH FLOWS
	For the six months ending June 30, 2005 and 2004
	from inception (July 22, 2003) through June 30, 2005

				FROM
CASH FLOWS FROM OPERATING ACTIVITIES		6/30/2005	6/30/2004	INCEPTION

Net income (loss)		$(1,746)	$(56,560)	$(94,943)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation		-	20,000	38,000
(Increase) Decrease in accounts receivable		-	-	-
Increase (Decrease) in accounts payable		-	-	-
Increase (Decrease) in accrued expenses		1,700	4,500	10,450
Increase (Decrease) in purchase agreement payable		-	20,000	5,030

Total adjustments to net income		1,700	44,500	53,480

Net cash provided by (used in) operating activities		(46)	(12,060)	(41,463)

CASH FLOWS FROM INVESTING ACTIVITIES

None		-	-	-

Net cash flows provided by (used in) investing activities		-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance		-	29,750	41,750

Net cash provided by (used in) financing activities		-	29,750	41,750

CASH RECONCILIATION

Net increase (decrease) in cash		(46)	17,690	287
Cash - beginning balance		333	1,808	-

CASH BALANCE END OF PERIOD		$287	$19,498	$287

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

Sale Restrictions on Common Stock

A total of 24,621,000 shares of common stock are outstanding at June 30, 2004 a total of 20,400,000 shares were outstanding at December 31, 2003. Sales of these shares of stock are restricted under Rule 144 of the Securities Act of 1933. Our common stock will be available for resale to the public after one year and can be sold in accordance with the volume and trading limitations of Rule 144 of the Act.

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

Exploration stage expenses from inception through June 30, 2005 were $32,000 for general exploration costs related to the mineral rights of the exploration property and $62,943 of general and administrative costs for a total expense of $94,943 as captioned in the financial statement’s statement of operations. Included in the exploration expense was $12,000 of cash paid on the initial payment for the property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

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

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: August 16, 2005