Form 10QSB
period 2005-09-30
WESTERN EXPLORATION INC.
filed 2005-10-11
CIK 1295514

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 333-118155

 WESTERN EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

33-1095411

(IRS Employer Identification Number)

8400 East Crescent Pkwy #600, Greenwood Village, Colorado	90111
(Address of principal executive offices )	(Zip Code)

(720) 528-4326

(Registrant’s telephone no., including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 10, 2005: 24,621,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

WESTERN EXPLORATION, INC.

(an exploration stage company)

FINANCIAL STATEMENTS

(unaudited)

As Of September 30, 2005

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2/3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

WESTERN EXPLORATION, INC.
(an exploration stage company)
BALANCE SHEET
As of September 30, 2005 and September 30, 2004

ASSETS

CURRENT ASSETS	9/30/2005	9/30/2004

Cash	$265	$355

Total Current Assets	265	355

TOTAL ASSETS	$265	$355

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued expenses	11,050	7,250
Purchase agreement payable	5,030	5,030

Total Current Liabilities	16,080	12,280

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	16,080	12,280

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 24,621,000 and 20,400,000, respectively	24,621	24,621
Additional paid in capital	55,129	55,129
Preferred stock, $.001 par value
Authorized: 10,000,000 Issued: none	-	-
Accumulated deficit during exploration stage	(95,566)	(91,675)

Total Stockholders’ Equity	(15,816)	(11,925)

TOTAL LIABILITIES AND EQUITY	$265	$355

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2005 and 2004,
from inception (July 22, 2003) through September 30, 2005

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
	9/30/2005	9/30/2004	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	2,369	28,483	63,566

GENERAL EXPLORATION	-	32,000	32,000

OPERATING INCOME	$(2,369)	$(60,483)	$(95,566)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	24,621,000	26,240,667

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2005 and 2004,

		3 MONTHS	3 MONTHS
		ENDING	ENDING
		9/30/2005	9/30/2004

REVENUE		$-	$-

COST OF SERVICES		-	-

GROSS PROFIT OR (LOSS)		-	-

GENERAL AND ADMINISTRATIVE EXPENSES		623	3,923

GENERAL EXPLORATION		-

OPERATING INCOME		$(623)	$(3,923)

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
As of September 30, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Common stock issued as officer
compensation on company formation	18,000,000	$ 18,000	$ -	$-	$18,000
July 22, 2003 at $0.001 per share

Common stock issued for cash	2,400,000	2,400	9,600		12,000
October 30, 2003 at $0.005
per share on private placement

Net income (loss)				(31,192)	(31,192)

Balance, December 31, 2003	20,400,000	$ 20,400	$ 9,600	$(31,192)	$(1,192)

Common stock issued as	4,000,000	4,000	16,000		20,000
officer compensation
January 15, 2004 at $0.005

Common stock issued for cash	150,000	150	11,850		12,000
January 21, 2004 at $0.08
per share on private placement

Common stock issued for cash	12,000	12	2,988		3,000
May 14, 2004 at $0.25
per share on private placement

Common stock issued for cash	59,000	59	14,691		14,750
June 18, 2004 at $0.25
per share on private placement

Net income (loss)				(62,005)	(62,005)

Balance, December 31, 2004	24,621,000	$ 24,621	$ 55,129	$(93,197)	$(13,447)

Net income (loss)				(2,369)	(2,369)

Balance, September 30, 2005	24,621,000	$ 24,621	$ 55,129	$(95,566)	$(15,816)

The accompanying notes are an integral part of these financial statements.

WESTERN EXPLORATION, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2005 and 2004,
from inception (July 22, 2003) through September 30, 2005

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2005	9/30/2004	INCEPTION

Net income (loss)	$(2,369)	$(60,483)	$(95,566)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	20,000	38,000
(Increase) Decrease in accounts receivable	-	-	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	2,300	4,250	11,050
Increase (Decrease) in purchase agreement payable	-	5,030	5,030

Total adjustments to net income	2,300	29,280	54,080

Net cash provided by (used in) operating activities	(69)	(31,203)	(41,486)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	29,750	41,750

Net cash provided by (used in) financing activities	-	29,750	41,750

CASH RECONCILIATION

Net increase (decrease) in cash	(23)	(1,453)	265
Cash - beginning balance	287	1,808	-

CASH BALANCE - END OF PERIOD	$265	$355	$265

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

Sale Restrictions on Common Stock

A total of 24,621,000 shares of common stock are outstanding at June 30, 2005. Sales of these shares of stock are restricted under Rule 144 of the Securities Act of 1933. Our common stock will be available for resale to the public after one year and can be sold in accordance with the volume and trading limitations of Rule 144 of the Act.

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

On May 14, 2004 the Company completed an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 to raise $3,000 in the issuance of 12,000 shares of common stock for the purpose of the acquisition and exploration of mining properties. The Company's management considers this offering to be exempt under the Securities Act of 1933.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company's Claim will revert back to the seller within no less than a 10 day period if the Company fails to pay the property payment by August 15, 2005 and/or if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the contract. The Company has defaulted on such payment and is currently negotiating with the seller for the return of the Claim in consideration for the Company having no further liability pursuant to the agreement.

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

NOTE 11 – SUBSEQUENT EVENT

The Company purchased the property containing mineral claims from Brock McMichael for a total purchase price of $32,000, of which $12,000 was paid in February 2004 and the final payment of $20,000 was due August 15, 2005. The Company failed to make the payment of $20,000 on August 15, 2005 and on October 7, 2005 the claims have reverted back to Mr. McMichael.

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

Based on its due diligence, We purchased the property containing mineral claims from Brock McMichael on January 30, 2004. The property consists of 2 unpatented two post mineral claims representing 36 units that have been staked and recorded and occur in the New Westminster mining division. The claims are contiguous. In March 2004, the "Mount McGuire Claims" was transferred in Trust to Peter Banysch, President of our company. The total purchase price of the claims will be $32,000, of which $12,000 was paid in February 2004 and the the final payment of $20,000 was due on or before August 15, 2005. In addition, pursuant to the terms of the contract, advance royalties of $25,000 were to be paid annually commencing 36 months from the date of signature of the agreement. Such advanced royalties are due in a timely manner regardless of whether we find or removed high grade limestone material from the property. Failure to pay the advance royalties will cause a reversion of the property within ten days of such failure. Mr. McMichael was required to keep the claims in good standing for at least 24 months from the date of the agreement. We failed to make the payment of $20,000 on August 15, 2005 and the claims have reverted back to Mr. McMichael who has agreed to release us from any further liability under the agreement. Based upon the loss of these claims, we have entered into negotiations with a third party for the acquisition of another operating business.

Exploration stage expenses from inception through September 30, 2005 were $32,000 for general exploration costs related to the mineral rights of the exploration property and $63,566 of general and administrative costs for a total expense of $95,566 as captioned in the financial statement's statement of operations. Included in the exploration expense was $12,000 of cash paid on the initial payment for the property and no money was spent on further evaluation of the property. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

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

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: October 10, 2005