Form 10KSB
period 2005-12-31
MDwerks, Inc.
filed 2006-03-27
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from                      to

Commission file number 333-118155

MDWERKS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	33-1095411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Windolph Center, Suite I
1020 N.W. 6th Street
Deerfield Beach, FL 33442

(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number: (954) 834-0352

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues during the fiscal year ended December 31, 2005 were $57,824.00.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of March 24, 2006 was $13,555,729.00.

As of March 24, 2006, there were 11,732,415 shares of the issuer’s common equity outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes     No

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’ and similar terms, as well as references to the ‘‘Registrant’’ in this prospectus, refer to MDwerks, Inc. (including its subsidiaries).

On November 16, 2005, we completed a reverse merger transaction, in which our wholly-owned subsidiary, MDwerks Acquisition Corp., was merged with and into MDwerks Global Holdings, Inc., a Florida corporation (the ‘‘Merger’’). MDwerks Global Holdings, Inc. is engaged in the business of electronic insurance claims processing, billing and coding, and advance funding for healthcare providers based upon receivables owed from third party payors such as insurance companies. The Merger was consummated pursuant to an Agreement of Merger and Plan of Reorganization, dated October 12, 2005. As a result of the Merger, MDwerks Global Holdings, Inc. became our wholly-owned subsidiary, with MDwerks Global Holdings Inc.’s former security holders acquiring a majority of our outstanding shares of common stock. In connection with the closing of the Merger, we changed our corporate name from ‘‘Western Exploration, Inc.’’ to ‘‘MDwerks, Inc.’’ and succeeded to the business of MDwerks Global Holdings, Inc. as our sole line of business under the direction of MDwerks Global Holdings, Inc.’s management.

We operate through three wholly owned subsidiaries (the ‘‘Xeni Companies’’) of our wholly owned subsidiary MDwerks Global Holdings, Inc.: Xeni Medical Systems, Inc. (‘‘Xeni Systems’’), Xeni Financial Services, Corporation (‘‘Xeni Financial’’) and Xeni Medical Billing, Corp. (‘‘Xeni Billing’’).

Xeni Systems

Xeni Systems offers a comprehensive Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to our MDwerks™ suite of proprietary products and services (the ‘‘MDwerks System’’). The MDwerks System permits doctors, hospitals, diagnostic services and other healthcare providers and their vendors (‘‘Provider(s)’’) to significantly improve daily insurance claims transaction processing, administration and management. The MDwerks System tools permit Providers to significantly improve patient insurance coverage eligibility determinations and insurance claims creation, correction, pre-certification, referral authorization, validation, submission, management and remittance processing.

The MDwerks System receives and analyzes claims for payment submitted by Providers and identifies deficiencies or errors in such claims, if any. The MDwerks System helps Providers manage contracts with payors such as insurance companies and checks claims against contract pricing and rules. Providers can use MDwerks’ explanations, prompts and editing information to correct problems with claims prior to submitting them to payors. The MDwerks System then submits the corrected claims to the payor.

The MDwerks System also can be used to qualify a Provider for short term revolving line of credit advances on claims to be submitted to payors. Through its ‘‘FUNDwerks™’’ solution, the MDwerks System enables Providers to share with financial institutions the same prompt or daily (‘‘real time’’) status and value of claims simultaneously, as it receives them, stripped of any private patient information. Since the MDwerks System analyzes claim values daily against actual Provider/payor contracts, as well as other payor payment tables, the Provider and lenders receive substantially more accurate payment and accounting information. This information allows lenders to value Provider’s claims as collateral on significantly better borrowing terms than might otherwise be available.

Providers also benefit from related features such as automated real time communication with us, insurance payors and banks, as well as automated and/or batched functions for claims processing, remittance, payment verification, posting, settlement, reporting and accounting information, tracking and auditing of claims, as well as remittance, reconciliation and payment verification. All transactions are designed to comply with the Health Insurance Portability and Accountability Act of 1996 (‘‘HIPAA’’).

Xeni Financial

Xeni Financial offers loans to Providers secured by Provider claims processed through the MDwerks System. A Provider may borrow from Xeni Financial by subscribing to Xeni Systems’ FUNDwerks solutions and separately agreeing on loan terms with Xeni Financial. Xeni Financial then subscribes for Xeni Systems’ online ‘‘FUND-X™’’ solutions services to support lending to that particular borrower.

Xeni Financial electronically and automatically manages the loan and movement of funds through linked bank accounts administered by Xeni Systems. Typically, the Provider can receive a revolving line of credit on designated claims within 1-3 business days of valuation and submission of such claims through MDwerks to the payor.

Xeni Billing

Like Xeni Financial, Xeni Billing is a strategic marketing associate to Xeni Systems. Since many of the features and benefits Providers need or expect from billing services are facilitated by MDwerks, Xeni Billing accommodates a Provider’s wish to replace its existing billing process altogether.

Xeni Billing manages claims, which may include performing patient billing, collections and/or managing third party appeals services on the Provider’s behalf. The Provider must subscribe to Xeni Systems’ MDwerks System for CLAIMwerks™ and may also elect FUNDwerks solutions (collectively called ‘‘CONTROLwerks™’’). The Provider then enters into an agreement with Xeni Billing for BILLwerks™ claims management services. At the same time, Xeni Billing subscribes to the MDwerks System for the FUND-X solution, empowering Xeni Billing to administer and facilitate its management of the claims. The combined package of services offered by Xeni Systems and Xeni Billing called ‘‘PRACTICEwerks™’’ is designed to leverage MDwerks’ features and benefits into the entire billing process.

MDwerks Global Holdings, Inc.

Our wholly-owned subsidiary, MDwerks Global Holdings, Inc., owns all of the outstanding stock of each of the Xeni Companies. We anticipate that we will merge MDwerks Global Holdings, Inc. with and into the Company, at which point the Xeni Companies will become directly held wholly-owned subsidiaries of the Company and MDwerks Global Holdings, Inc. will cease to exist.

MDwerks, Inc.

Our mission is to own, support and develop companies that offer medical claims transaction processing, management and financing solutions to Providers and their business associates.

We provide strategic support to the Xeni Companies by consolidating critical functions such as marketing, sales and financial officer functions. We also coordinates strategic objectives across subsidiaries, maintain uniform standards of management and operations and we leverage purchasing and financing power.

We anticipate pursuing certain acquisition opportunities that would enhance the growth of the Xeni Companies, market share and plans. Acquisitions of billing companies would permit Xeni Billing and Xeni Systems to leverage their coed services into ‘‘old line’’ billing operations, which may operate with intensive reliance on labor and lack many electronic and automated processes. Implementation of the combined services of Xeni Systems and Xeni Billing in such companies may improve their efficiencies and reduce costs of operation, for enhanced profitability. Further, Xeni Systems would be able to market its FUNDwerks solution and Xeni Financial could market its revolving loans to the clients of an acquired billing company.

We expect to grow and position Xeni Financial’s lending products for strategic opportunities with financial institutions, such as national banks or financial services companies. Management believes financial institutions are seeking entrée to the Provider lending market, both for our product solutions and as a means of selling their other products and services. Core products could be marketed to the Provider, such as corporate credit cards for drawing on the revolving line without personal credit guarantees, but also asset and wealth management products and services, such as trusts, tax shelters, insurance and estate planning products, and wealth building vehicles. We believe that our family of solutions and services function as a platform conducive to an asset protection and wealth planning program.

Private Placement Transaction

In connection with the Merger, we completed the closing of a private offering of our securities in which, through December 31, 2005, we sold an aggregate of approximately 64 Units to accredited investors in the Private Placement, pursuant to the terms of a Confidential Private Placement Memorandum dated June 13, 2005, as supplemented. Each Unit consists of 10,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock. Each warrant entitles the holder to purchase 10,000 shares of Common Stock for $2.50 per share. The Units were offered by Brookshire Securities Corporation, as placement agent, pursuant to a placement agent agreement under which the placement agent, in addition to a percentage of gross proceeds of the Private Placement, received 96,000 shares of Common Stock and a warrant to purchase up to an aggregate of 64,000 shares of Common Stock. We realized gross proceeds from the Private Placement of $1,600,000, before payment of commissions and expenses.

Pursuant to the Private Placement Subscription documents, on March 9, 2006, we filed a registration statement with the Securities and Exchange Commission to register the shares and warrants held by the selling security holders for resale. In the event that we fail to respond to SEC comments within thirty (30) business days, the total number of shares of common stock covered by the registration statement for each investor in the private placement shall be increased by two percent (2%) per month for each month (or portion thereof) that a response to the comments to the registration statement has not been submitted to the SEC, except that the aggregate increases in shares of common stock will in no event exceed twenty (20%) percent. We have agreed to use our commercially reasonable best efforts to have the registration statement declared effective by the SEC as soon as possible after the initial filing date and to maintain the effectiveness of the registration statement from the effective date through and until the earlier of two years following December 31, 2005 (which was the termination date of the private placement) and such time as exempt sales pursuant to Rule144(k) under the Securities Act of 1933 (‘‘Rule 144(k)’’) may be permitted for purchasers of Units.

Corporate Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol ‘‘MDWK.OB’’.

MDwerks, Inc. is a corporation organized under the laws of the State of Delaware, originally formed on July 22, 2003.

MDwerks Global Holdings, Inc. is a corporation organized under the laws of the State of Florida, originally formed on October 23, 2003.

Xeni Systems is a corporation organized under the laws of the State of Delaware, originally formed on July 21, 2004.

Xeni Financial is a corporation organized under the laws of the State of Florida, originally formed on February 3, 2005.

Xeni Billing is a corporation organized under the laws of the State of Delaware, originally formed on March 2, 2005.

Our principal executive office is located at Windolph Center, Suite I 1020 NW 6th Street, Deerfield Beach, Florida 33442 and our telephone number is (954) 834-0352. Our website address is www.mdwerks.com. Information on our website is not part of this Memorandum and should not be relied upon with regard to this Offering.

Business

We offer healthcare providers the following medical insurance claims processing, management and financing solutions:

•	Increased office efficiencies/lower costs;

•	Reduced workload;

•	Improved claims accuracy before submission to, and increased acceptance by, third party payors;

•	Reduced cycle time for remittance;

•	Improved cash management;

•	Increased oversight and control;

•	Leveraged receivables through competitive short term financing arrangements;

•	Improved information management, financial security and Provider regulatory compliance;

•	‘‘End-to-end’’ solution for claims management; and

•	A platform for leveraging claims towards improved asset protection and wealth management opportunities.

Claims Management Services

Through Xeni Systems, we provide solutions and services that improve a healthcare provider’s ability to process and manage claims for reimbursement from third party payors by consolidating the process (including clearinghouse, contract management and remittance functions). Xeni Systems integrates transactions involving insurance claims by providing a single interface for the healthcare provider, the payor (such as an insurance company) and the lender (when the healthcare provider elects to take advantage of receivables financing).

Through Xeni Systems’ FUNDwerks™ and FUND-X solutions, providers and third party lenders can use us to establish the value of insurance claims, assess risk of nonpayment and access real time reports on the status of loans.

Xeni Systems collects transaction fees from healthcare providers for: the analysis, automated, real time and/or batched processing, electronic submission, and reporting of claim information; management of healthcare provider contracts for pricing and rules; and the electronic remittance of payments. Fees may also be generated from third party lenders for the valuation of processed claims that are used as collateral, as well as administrative tasks related to the disbursement of funds. Fees may also be collected from clearinghouses and insurance companies for submitting more accurate claims, once certain volume levels are achieved. One-time implementation fees are collected for initial set-up and training.

Additionally, through Xeni Systems, we may offer solutions for back-audit billing, appeals of denied claims and asset and wealth management services through third party sources. We would expect to receive referral or administrative handling fees for these services.

Billing Services

Through Xeni Billing, we help healthcare providers automate the billing process and make it more efficient. Xeni Billing also offers patient billing, collections and appeals services. Xeni Billing manages the billing process by leveraging the solutions and services offered through Xeni Systems. Since Xeni Billing is designed to operate in an integrated fashion with the solutions and services offered by Xeni Systems, there are fewer manual and paper functions to be performed in the combined claims processing/billing solution offered by Xeni Systems and Xeni Billing. This can enhance a healthcare provider’s claims related operations and controls even more than using the stand-alone solutions offered by Xeni Systems.

Xeni Billing charges Providers (or as a subcontractor of Xeni Systems) fees as a percentage of collected claims. Xeni Billing also shares fees (as a channel associate) with Xeni Systems for supporting its claims process and information management. Additionally, Xeni Billing can collect one-time set-up fees, appeals and third party appeals work fees and any consulting fees for customization or support of the healthcare provider outside the scope of services. Finally, Xeni Billing may perform back-audit services in return for a share of claims revenue recovered.

Lending Services

Through Xeni Financial, we lend money to healthcare providers on a short term, revolving line of credit and occasionally on a term loan basis. The loans are secured by claims processed by Xeni Systems. Like Xeni Billing, Xeni Financial leverages the solutions and services offered by Xeni Systems to value the claims, score risk, document and track claims payment status, verify remittance and sweep funds to the appropriate accounts with electronic and automated and/or batched processes. Xeni Financial is able to lend at attractive rates and terms, since it has not had to invest significant capital to develop or make a major hardware and software purchase of a system to make loans secured by receivables. It also does not need to maintain a large workforce as it can manage many of its business processes through the solutions and services offered by Xeni Systems. Xeni Financial can lend to healthcare providers on the merit of the receivables and, unlike factors (lenders who purchase Provider claims outright at a steep discount and high effective interest rates), can even lend on Medicare claims.

Consulting Services

Although we provide ‘‘off-the-shelf’’ solutions, we also can offer back audits on selective electronic claims. Healthcare providers can take advantage of customized and premium enhancements through our third party associates, which may include medical billing services. Consulting services are also available to enhance healthcare provider practices or business operations.

Market for Our Solutions and Services

Today's health care providers face serious challenges in claims processing, as well as in getting correct and prompt claims remittances from payors. Claims must be prepared gathering data from the front office to the back, with processing often occurring at different times and locations for each procedure. Many healthcare providers’ current billing system requires the performance of different steps by different third party sources. Claims can move among the healthcare provider’s internal staff, through a practice management system and across multiple offices, to billing, editing engines, clearinghouse, contract management, banking and other resources.

Managed care and regulatory compliance for patient information security and privacy require complex data management. Claims may be processed on the payor end through out-of-network claims administrators, re-pricing organizations, third party administrators, managed care organizations, independent physician associations, and preferred provider organizations. Further, healthcare providers face continuing pressure from payors to accept lower fees on changing definitions of covered claims, with variations in customary remittance values. At the same time, payors require precise documentation and justification for covered claims.

Claims may be rejected for a variety of reasons including medical necessity, eligibility, coding errors, tardiness, deductibles, referrals, pre-certifications and improper documentation. Lack of access to basic, but important, claim information and the lack of real-time data and feedback may waste office hours and affect reimbursement. Repetitive paperwork and phone conversations dealing with disputes, errors and rejections may be typical occurrences in the Provider’s office. Additionally, the failure, or inability, to match claims against existing contracts, when added to these other factors, can make it extremely difficult to determine how much and when the healthcare provider will be paid.

Management of the status of claims and valuation, remittance and validation of proper payment and disbursement requires detailed real time information. If claims are not being compared to contracts in real time, and if robust tracking and auditing mechanisms are not in place, then the availability and transparency of data cannot be optimized. As a result, the healthcare provider’s financial managers may only estimate results, with varying degrees of volatility, cash flow predictability and accuracy.

The challenges faced in connection with claims management can result in lost revenue, volatile and unsatisfactory cash flow, inaccurate reporting, inefficient management of operations and attendant increases in office workload, expenses and costs of borrowing. In the past, healthcare providers have been required to use a patchwork of internal and third party resources to address these problems, with mixed results. For example, billing and practice management systems attempt to address the claims processing market predominantly by selling proprietary hardware and software products (and maintenance and upgrades or customization), with various degrees of success in features and benefits. They may or may not generate HIPAA compliant electronic forms from their systems, and if they do, such forms may be mapped and formatted in different ways, leading to potential errors and problems with acceptance and payment.

Claims-related management challenges have also greatly impacted the borrowing abilities of healthcare providers. Healthcare providers typically borrow by factoring their receivables arising out of non-Medicare insurance claims, personally guarantying a loan with their own credit, bundling large provider claims for sale to wealthy private investors or taking an asset-based loan against claims receivables at a significant discount, reserves and expense. Lenders typically have not been able to offer short term, revolving credit lines on receivables arising out of insurance claims, because of the existing difficulty in qualifying them as low risk, high quality, and commoditized collateral. Lenders remain concerned about safely and accurately assessing either the true value or the payment risk associated with any given claim or group of claims. Any solution to this problem is further complicated by the lender’s resistance to risking the purchase of an inadequate or expensive customized solution to serve this market.

Short term, revolving lines of credit on medical receivables require a solution that mitigates the uncertainty of quickly and accurately assessing the true market value of claims, their aging and cycle times and their inherent lending risk through a complex series of verifications and evaluations. Assessment, and the subsequent presentation of results, must be accomplished in a real time, secure environment. Cycle times for claims remittances must be short (ideally at or below 45-60 days). Additionally, the cost of administering and processing must leave net interest margins that justify the loan.

We believe our integrated suite of solutions and services are the first to market offering healthcare providers and their lenders comprehensive, cost efficient and superior claims processing and management solutions over the Internet. Our system can become a healthcare provider’s single source platform for integrating claims management and funding functions. Our solutions and services quickly improve claims accuracy, valuation and remittance success, enable outsourced payor contract management, facilitate prompt financing of claims, and produce superior cash and information management. Our technology also offers benefits to small healthcare provider practices with limited resources and staff, and allows many financial institutions to lend to healthcare providers on qualified receivables, at risk and cost factors not previously available. With our products and services, healthcare providers have the ability to leverage an ‘‘end-to-end’’ claims management solution.

By combining automated, batched and real time functionality into a proprietary ‘‘end to end’’ claims management and funding system, we believe that our solutions and services offer superior value and competitive advantages, including the following:

•	Reduced Workload: Healthcare providers can reduce and/or eliminate manual, labor intensive, repetitive and inefficient functions. The level of reduction depends on many factors, including the type of practice management and billing systems in use, number of staff members and their training and skills in operating existing systems, practice mix and contractual relationships with payors, and how paper intensive or electronic their existing process may be.

•	‘‘Pay As You Go’’: Fees charges to healthcare providers for processing insurance claims typically are fixed monthly or calculated as a percentage of each claim’s contract valuation (or predicted value based on history and regional Medicare tables for reference, for example if a healthcare provider is out-of-network). The use of our solutions and services doesn’t require high up-front investment, hardware and software purchases, or payment based on number of claims submitted or billed claims.

•	Superior Cash Management: In as little as 24-72 hours, healthcare providers can borrow funds from us at competitive short-term rates against a determined value of submitted claims, without factoring (selling) them. Healthcare providers and lenders can choose amounts or categories of claims for funding, including Medicare claims. Financial institutions have an automated risk profile and lending process available to them on a daily claim-by-claim basis, which is customized to their own lending parameters, without the necessity of building new lending tools.

•	Increased Efficiency/Lower Costs: Claims that we process are automatically ‘‘flagged’’ for potential errors as they are received, based on a combination of proprietary technology and use of the same type of rules engine as many insurance companies. Healthcare providers can edit the flagged claim using simple prompts, so a ‘‘cleaner’’ claim can be submitted to the payor. Claim values are determined daily against actual contracts and payment tables, and are adjusted for history and plan changes. Healthcare providers can know almost exactly how much they will get paid on claims. Also, multiple healthcare provider locations can be connected to capture information early and more accurately.

•	Superior Information Management: Healthcare providers have access to daily reports on claims status, their expected (not just billed) value, and tools for tracking, auditing and confirming claims remittance, verification and payment.

•	Web-based, User Friendly Technology: The solutions and services that we offer can be accessed over the Internet using standard Microsoft Explorer software (or most other browser software) on standard Windows desktop hardware and software. The systems are designed to be used ‘‘off the shelf’’ and to support large numbers of users. They can be easily expanded to accommodate future growth.

•	Integrated Functions: Healthcare providers can integrate and consolidate, through a single source, multiple claims processing and management functions within their offices and across third party vendors, including insurance companies, banks and clearinghouses.

We believe that the technology that we deploy offers the following competitive advantages:

•	First In Marketplace: We believe the we are one of first application service providers to offer a comprehensive bundled service that provides web-based insurance claims management, billing services and lending services (for both borrowers and lenders). This creates a unique, cost effective advantage in capturing clients and developing brand loyalty.

•	Barriers to Entry: We believe potential competitors face significant barriers to duplicating what we have to offer, including the following:

Process:    Aggregating and integrating healthcare providers, insurance companies and financial institutions in a legally compliant manner requires a very complex business process.

Cost to Develop:    Matching features and benefits of our systems would require substantial investment and substantial time and technical resources.

Extensive/Proprietary Feature Set:    We offer an extensive and unique feature set.

Complex to Build:    The solutions and services that we offer were developed as a multi-tiered high availability solution, requiring substantial software engineering expertise. Solutions were derived from expertise in insurance, banking, medical, legal and other industries, requiring more than just technical production.

Extensive Compliance Issues:    We operate amidst a highly regulated environment. We must operate in accordance with HIPAA, the Financial Holding Company Act and the Gramm Leach Bliley Act. Requirements for handling patient information and claims securely are complex and may serve as a major development challenge to some competitors.

•	Features Appeal to Lenders: Our solutions and services appeal to lenders, because lenders do not have to negotiate to purchase receivables, acquire a system to process claims for financing or buy hardware and software from us. At the same time, asset based loan assessments can be performed against actual claims value and status on a daily basis.

•	Contract management is critical to maximizing reimbursement: Complying with terms for getting paid on a claim, accurately valuing the claim and monitoring pricing for each contract creates more reliable receivables security for desired loans.

•	Superior Claims Engine: We aggregate the entire insurance carrier network through the use of a combination of third party and proprietary claims engine functions. This enables healthcare providers to have access to all insurance carriers for electronic claims handling through a single solution.

•	Module Independence: Many components of our solutions and services can be utilized independently of each other, making different technologies rapidly available, and allowing us to adapt quickly to new client requests.

Industry Analysis

According to the Centers for Medicare & Medicaid Services (‘‘CMS’’), the healthcare industry is expected to reach $2.4 trillion over the next three years as follows:

The Office of the Actuary at the CMS produces the National Healthcare expenditure projections; they are based on historical national health expenditures and are a model framework that incorporates actuarial, econometric, and judgmental factors. National health expenditures are projected to reach $2.9 trillion in 2011, growing at a mean annual rate of 7.3%. During this period, health spending is expected to grow 2.5% per year faster than nominal gross domestic product (GDP), so that by 2011 it will constitute approximately 17.0% of GDP compared to its 2000 level of 13.2%. The general term ‘‘Health Care’’ encompasses a multitude of products and services. The $1.92 trillion health expenditures in 2005 are projected to be distributed by type of expenditure as follows (source: CMS):

The projected $1.92 trillion health expenditures in 2005 are expected to be distributed by source of funds as follows (source: CMS): Private health insurance: $707.0 billion, Federal: $605.0 billion, out-of-pocket payments: $260.9 billion, State and local: $259.3 billion, and Other private funds: $88.7 billion.

According to the Medical Group Management Association (‘‘MGMA’’), the American Medical Association (‘‘AMA’’), and Modern Healthcare (February 2, 2004), a total of 226,231 doctors work in 19,747 physician groups in the U.S with medical claims revenue projections for 2005 in excess of $412.0 billion dollars, and revenue forecasts for 2008 increasing to $507.1 billion.

Market Needs

Technology has provided increased efficiency, especially in the delivery of healthcare. However, one of the most troubled areas is the medical claims billing, processing, and payment area. This segment continues to suffer errors and inefficiencies, as well as large amounts of paper transactions and piecemeal solutions, leaving a significant claims management burden in the provider’s back office.

Administration costs consume up to 33% of total healthcare spending in the U.S., according to two recent new studies. In a study published in the August 21, 2003 New England Journal of Medicine, Harvard Medical School reported that administrative costs in the U.S. healthcare system – including insurers, providers, employers’ benefits programs, and other segments of the system – equaled $294.3 billion in 1999, or $1,059 per American. A separate study, released by Public Citizen and conducted in conjunction with Harvard Medical School, estimated that $399.4 billion was spent on the U.S. healthcare bureaucracy in 2003.

Claims processing is a chief contributor, since the vast majority of claim transactions are either paper based or manually converted to electronic format. Medicine is unlike many other businesses in that the value of the service is determined retrospectively. This fact, combined with a paper and manual work dependent system, results in significant inefficiencies in the claims filing and payment and reconciliation process. Our systems greatly reduce these costs by automating and replacing many manual labor intensive paper-ridden processes with electronic processes. Medical claims processed in the United States escalated from just 5 billion in 1990 to more than 10 billion at the turn of the 21st century and this figure has been steadily increasing. According to the AMA, the average number of claims generated per doctor is 440 claims per month.

Payors realize the importance of moving claim transactions to electronic media through the Internet. From the payors’ perspective, administrative costs could be substantially lowered if claims were submitted electronically and were accurate enough to be adjudicated by a computer system without any requirement for manual intervention and/or resubmission. Payors could also save administrative costs by implementing electronic payment systems, including electronic explanation of payments.

HIPAA requires payors to move to electronic claim transactions and establish format standards. Although payors continue to make significant technology investments to comply, as well as for their own e-commerce objectives, Providers are behind in technical expertise and system resources necessary to effect change, and are burdened with paying for systems and processes to become compliant. As HIPAA compliance is enforceable, as of January 2005, by fines, the pressure for secure and compliant solutions has become greater than ever.

HIPAA has compelled health plans, clearing houses and other healthcare providers to move to a uniform electronic format. Specifically, HIPAA requires standard electronic formats for the following transactions:

•	Healthcare claims or equivalent encounter information;

•	Healthcare payment and remittance advice;

•	Coordination of benefits when separate plans have differing payment responsibilities;

•	Health claims status when providers inquire about claims they have submitted;

•	Plan enrollment and dis-enrollment;

•	Health plan eligibility;

•	Health plan premium payments;

•	Referral certifications and authorizations;

•	First reports of injuries or illnesses;

•	Health claims attachments used to justify services; and

•	Other transactions the federal government may specify in the future.

The main reason for the legislation is to make it easier for providers to switch from traditional paper claims submission and payment to standardized electronic claims submission and payment.

We view this highly inefficient market as our primary opportunity. Our solutions and services not only can significantly decrease the cost of claims processing for both Providers and payors, but also create a new asset class, against which financial institutions can lend.

Market Strategy

We plan, initially, to sell to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors, including diagnostic testing companies, by using internal and external resources. Internal resources will consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources will consist primarily of independent sales representatives as well as channel associates such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts.

Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we expect to focus our initial marketing efforts in geographic areas such as California, Florida and New York, which contain high concentrations of prospective clients. Since part of our business involves management and review of healthcare provider contracts with payors, and their contracts tend to be similar by region, we believe that a concentration of marketing efforts in dense areas will also reduce costs (for example, by reducing processing of repetitive contract pricing and increasing set-up efficiencies for field reps) as well as increasing revenues.

Media Marketing

Our advertising strategy prioritizes spending to facilitate sales goals. We expect to utilize internal and external resources to develop advertising mediums to open the appropriate sales opportunities, including the following:

•	Business-to-business advertising;

•	Search engine and Web-site advertising;

•	Direct marketing;

•	Magazine/trade journal advertising;

•	Trade-show advertising, slogans and headlines; and

•	Media Advertising (television, radio, billboards, etc.).

Non-Media Marketing

We expect to accelerate client acquisition by marketing through independent sales and affinity business representatives. Typical independent sales representatives are already selling other products and services of other companies to the same target market and may be looking for new, non-competitive lines to promote. Affinity business representatives sell their own complimentary products or services, and may see our solutions and services as a new product line, enhancement or up-sell to their existing line. Affinity business representatives are expected to include vendors and suppliers of healthcare providers, such as clearinghouses, diagnostic services and medical supply companies, as well as billing and practice management product sellers. Banks and insurance companies can make excellent affinity business representatives, as we offer ‘‘off-the-shelf’’ access to the lucrative healthcare provider community for a new lending product, with tremendous up-selling opportunities, including by co-branding and return referrals to the other services that they represent.

We believe independent representatives will offer us access to healthcare providers based on existing relationships, as well as pre-determined variable costs of subscriber acquisition tied to sales or referral success. We believe we will rapidly gain field presence, experienced personnel and credibility without investing in, and building, resources from the ground up. Multiple resources can be engaged in minimal time to acquire subscriber prospects.

Sales Methods

Sales will be generated by conventional methods, including direct sales calls, trade shows, seminars and direct mail. Lead generation will include Internet presence and third party referral sources. We also expect to obtain sales from strategic business alliances.

Revenue Generation

We expect to generate revenues derived from healthcare providers, their payors and lenders, as well as strategic associates which pay referral fees. Examples include the following:

CLAIMwerks™ Subscription Fees:    Healthcare providers pay a monthly fee per doctor for access and use of the claims processing and management solution.

FUNDwerks™ Fees:    Healthcare providers are charged a percentage of the value of every claim that we process for administration of the process, including claims remittances through various accounts. When electing to take CLAIMwerks and FUNDwerks together, called CONTROLwerks™, providers pay a percentage of the value of every claim processed, with a minimum monthly fee.

BILLwerks™ Fees:    Healthcare providers are charged a percentage of the value of every claim that is collected by Xeni Billing for collections, appeals and patient letter billing services. When electing to take CONTROLwerks™ and BILLwerks™ together, called PRACTICEwerks™, clients are charged CONTROLwerks and BILLwerks fees separately, as described above. BILLwerks billing functionality is a value added service to CLAIMwerks solutions and cannot be subscribed to separately.

Support Fees:    Healthcare providers and financial institutions will pay one-time setup and training fees.

Payor and Clearinghouse Fees:    We may be able to charge payors and clearinghouses fees per clean claim submitted, based on achieving minimum volume requirements.

Financial Institution Fees:    Lenders pay basis points or other fees to us based on the value of each new claim loaned against, for accessing and using the lending tools that we offer.

Customization and Consulting Fees:    Clients will be charged for any non-standard client support, consulting and any customization, such as for electronic interfaces from the healthcare provider’s existing legacy management system to our systems.

Referral Fees:    Lenders, billing companies and others are expected to generate referral or administrative fees for cross or up selling of their products.

We also plan to generate additional revenues through strategic acquisitions.

Competition

The market for medical claims-related products and services is generally highly competitive and subject to constant change as a result of new product introductions, technological developments and market activities of industry participants. We anticipate competition from a number of public and private companies involved in the business of medical claims transaction processing and solutions, including editing engines, claims management and/or practice management systems, clearinghouses, and medical receivable funding companies. We are also aware that other companies offer products and services with some features similar to those that we offer. However, we are not aware of any direct competition that offers in one system the full set of comprehensive features that we offer, including our proprietary combination of automation, batching and real time functionality. Some of the various types of services or systems that offer aspects found in suite of products that we offer include the following:

•	Claims Management /Practice Management Systems: Claims management and/or practice management systems are used by all forms of healthcare providers and medical billing companies. They offer such services as eligibility verification, claim scrubbing, claim status inquiry, claim submission and remittance, comprehensive reporting, patient statement processing and patient scheduling, although we believe only a few offer the full range of services that we offer.

For example, AthenaHealth is a Web-based practice management system offering subscribers all the above services, including a sophisticated rules engine similar to ours, and charges on a flat monthly fee per provider. AthenaHealth offers products and services that are similar to ours, however, it does not currently appear to manage contracts and compare claims against payor contracts in real time, nor offer advance funding features.

Navicure is another Web-based system similar to AthenaHealth, which may also offer competitive products and services; however, unlike AthenaHealth and us, Navicure does not maintain or update its rules engine specific to each subscriber. Like AthenaHealth, Navicure does not currently appear to manage contracts, establish claims value against the contract and payment rules, nor offer advance funding features.

We believe other practice management systems are not currently Web-based and require the healthcare provider to purchase or subscribe to an array of ‘‘add-on’’ modules to take advantage of a complete package of services, whereas our services are packaged as bundled services offering end-to-end solutions. Additionally, these competitors are marketed as an alternative to the healthcare provider’s current billing system. Our products and services are designed to ‘‘plug in’’ to, and work in conjunction with, a healthcare provider’s existing system.

•	Clearinghouses: A clearinghouse functions primarily as a conduit between a healthcare provider and payor by electronically transmitting claims, or converting claims to paper format when necessary. Currently, there are several hundred clearinghouses in operation and competition is fierce amongst them.

Although many clearinghouses boast about their particular ‘‘claim scrubbing’’ features, many are limited to the most basic editing functions, namely validating for format and completeness. Some clearinghouses claim to maintain or access payor specific databases. Such databases allow potential editing enhancements, but not analysis prior to submission. They also are not scrubbing against the specific contracts, rules and fee schedules applicable to the particular provider and particular claim. One advantage clearinghouses do have is their ability to meet the specific data requirements of designated payors. However, we offer this same advantage, by contracting directly with one or more clearinghouses. The end result is that all the unique features offered by clearinghouses are passed on to our clients, eliminating the need for a healthcare provider’s separate clearinghouse submission and expense.

One particular clearinghouse, Providerpay.com, claims it will process a healthcare provider’s submissions against payor-specific edits, send the claim on to the payor, advance funds on a line of credit and deposit those funds into the provider’s operating account within two (2) business days. Providerpay also claims to process the payment and deposit it to the provider’s account. The healthcare provider may access certain information regarding the history of submitted claims, including claims status.

Providerpay’s website states that Providerpay is a cooperative effort of P5, Inc. and Zions Bank, and involves technology that may be patent protected or patent pending. Providerpay is advertised as ‘‘complete payment solutions’’.

Providerpay appears to have some Web-based tools for performing data-based edits, like other clearinghouses, and then funding on a line of credit with Zions Bank. There is no indication the edits are based on actual payor contracts or an outsourced contract management system with automated, batched and/or real time functionality. There is no indication of eligibility, pre-certification or referral analysis. The loan is not advertised as a revolving line of credit, but rather a more conventional type of loan as described below. Similarly, it is unclear Providerpay automates/batches reconciliation, settlement and account management for all providers and payors, or posts critical information both within its system as well as back to the Provider’s practice management system. Rather, its Website and published online help documentation seems to indicate the potential for extensive user interaction with its system. This user intervention may include providers performing their own reconciliation and sending and managing claims through multiple sources and clearinghouses. Finally, there is no indication of patient billing or secondary billing services, either as a separate or integrated feature of the system.

•	Editing Engines: Some form of ‘‘editing engine’’ is integrated into most practice management or claims management systems, as well as clearinghouses. These engines allow healthcare providers to submit ‘‘clean’’ claims to payors, thereby reducing the percentage of rejections, reductions or denials. The significant difference with most editing engines, however, is that the healthcare provider maintains them, which can be costly and time consuming. Our clients do not have to continually monitor and update the rules engine to ensure the proper edits are in place.

•	Medical Receivables Funding: Until recently, a healthcare provider’s options for immediate cash flow were mostly limited to bank loans based on personal credit and personal guarantees, sales of claims to factoring companies, or bundling of claims in large volume practices for sale as short term paper to wealthy private investors. Loan security might also include medical equipment and office assets such as fixtures and furnishings, as well as compensating balances.

A bank loan is reflected on a healthcare provider’s balance sheet as a debt, and requires repayment of the debt with cash. Factoring companies actually purchase claims from healthcare providers, creating ‘‘off balance sheet’’ funding. This may seem like an attractive offer and quick solution for healthcare providers; however, it requires settling for a significantly reduced price, as the ‘‘purchase’’ amount is determined to a great extent by the estimated risk and time that it will take for a particular payor to adjudicate or deny payment of the claims, as well as allowing for a substantial discount on the claims, because of the typically significant variation in billing-to-collection ratios experienced by most healthcare providers. Requiring non-claims receivables-based security reduces flexibility and ties up Provider assets.

True advance funding of medical receivables is a relatively new service in the healthcare industry. One competitor is Medical Capital Financing, which purports to lend up to 85% of the estimated reimbursement on a weekly basis, calculated as an aggregate value based on past billing and collection history. The fees charged to the healthcare provider are also based on such factors as size of practice, size of weekly receivables, and average turnaround time. Triad Capital is another competitor. It currently only offers lending to healthcare providers with net receivables of $50,000 or more, funds on a weekly basis, and charges a set-up fee with an average 3-4 point fee for every invoice purchased. It will also purchase aged and charged-off invoices.

First Capital Funding, Corp. (‘‘First Capital’’) represents the typical medical receivables funding service, in that it currently arranges for funding of up to 85% of net receivables (as determined by First Capital) within 48 hours. First Capital merely performs a due diligence audit of outstanding receivables and then finds a lending source to provide funding. One significant disadvantage of First Capital is that the healthcare provider has no control over the loaned amounts each month. The amount is established at the time of application and remains the same throughout the term of the contract.

Providerpay.com offers a funding service with some features bearing some similarity to ours. Providerpay states that it will provide a line of credit within two (2) business days of a claim passing certain claim edits and submitted only through its clearinghouse. Interest, guarantee types, asset security and covered payer claims are undisclosed. Comprehensive integrated claims management and billing solutions do not appear to be offered. Claims must be funded only through its clearinghouse and only with Zions Bank. Our revolving line of credit capabilities appear more extensive, including in areas critical to the automation and reduction of workload and human intervention, as well as information demanded of a complete claims management and payment solution for providers and lenders. For instance, our solutions and services are designed to work with multiple clearinghouse and lenders.

Despite the increasing business of medical receivable funding services, we distinguish ourselves by offering a short term (120 days or less) revolving line of credit, secured by claims receivables and not by other Provider assets or personal credit guarantees (there are performance guarantees). As an asset-based loan, not a sale of claims, Medicare claims can be leveraged. Since claims are flagged and scrubbed before submission, and are valued against actual payor contracts and rules, valuation is enhanced, risk is reduced and costs of money can be more competitive. By offering to advance funds to healthcare providers within 24-72 hours of submitting claims, coupled with low administrative fees, and a proprietary combination of automated or batched reconciliation, posting, settlement, reporting and billing solutions, we believe this service to be a major and unique marketing edge.

Competitive Analysis – Feature Comparison Chart

FEATURES	MDWERKS	NEXTGEN	NAVICURE	ATHENA	eHDL	ProviderPay
Real-time eligibility verification	X	X	X	X	X
Claim scrubbing and real-time edits	X	X	X	X	X
Electronic claim submission	X		X	X	X	X
Secondary claim submission	X		X	X	X
Real-time claim status inquiry	X	X	X	X	X	X
Payor contract management	X
In-depth reports/statistical analyses	X		X	X	X	X
Electronic remittance processing	X		X	X	X	X
Advance funding of medical claims	X					X
Web-based platform	X	X	X	X	X	X
Patient billing	X	X	X	X

History of the Company

After 5 years of research, development and testing with strategic and ‘‘name brand’’ resources, the designer of Xeni Systems’ products, MEDwerks, LLC, substantially completed the product development cycle for the products offered by Xeni Systems. The solutions developed by MEDwerks, LLC were Alpha and Beta tested with 2 doctors and 2 banks. In October of 2003, MEDwerks, LLC ceased operations, due to a lack of continuing operating capital. In October of 2004, substantially all of the assets of MEDwerks, LLC were acquired by Xeni Systems pursuant to a Contribution and Stockholders Agreement (the ‘‘Contribution Agreement’’) in exchange for MEDwerks, LLC receiving approximately a 67% equity interest in Xeni Systems. The purpose of the Contribution Agreement transaction was to launch and market the MDwerks System commercially, utilizing a growth oriented management team of seasoned professionals. Xeni Systems successfully obtained investment and financing of $450,000 and positioned the technology for demonstration and pre-commercial sale.

Xeni Financial was organized in February 2005, to finance Providers seeking loans on receivables processed through Xeni Systems. In March of 2005, it successfully obtained $350,000 in equity and debt financing to launch its business. Xeni Billing was organized in March 2005, to provide billing services to Providers processing their claims through Xeni Systems. In April of 2005, it successfully obtained debt and equity financing of $125,000 to launch its business.

On April 6, 2005, the Xeni Companies each signed contracts with Atlas Diagnostic Services, LLC, and with each other, to provide their respective services. Subsequently, Xeni Systems also secured the services of several independent sales representatives and a practice management system channel distributor. We continue to explore and/or secure additional independent sales channel resources, including potential strategic and affinity representatives.

MDwerks Global Holdings, Inc. was originally formed under the name Global IP Communications, Inc., in October 2003, as a provider of telecommunications products and services. In April 2004, MDwerks Global Holdings, Inc. decided to discontinue its telecommunications business and in December 2004, it decided to focus on a new line of business in the area of providing insurance claims transaction solutions and related services through investment in Xeni Systems. In December 2004, MDwerks Global Holdings, Inc. loaned $250,000 to Xeni Systems in exchange for a promissory note and in early May 2005, MDwerks Global Holdings, Inc. invested another $200,000 into Xeni Systems in exchange for a promissory note. In late May 2005, the Xeni Companies and MDwerks Global Holdings, Inc. determined that a holding company structure with MDwerks Global Holdings, Inc. serving as a holding company and overseeing the business of the Xeni Companies provided certain strategic advantages to the Xeni Companies. In addition, it also provided the Xeni Companies with access to cash held by MDwerks Global Holdings, Inc. to continue to fund the business of the Xeni Companies. As a result, the Xeni Companies became wholly-owned subsidiaries of MDwerks Global Holdings, Inc., pursuant to share exchange agreements between MDwerks and each of the shareholders of the Xeni Companies. Each of the promissory notes issued by Xeni Systems to MDwerks Holding, Inc. was cancelled in connection with the share exchange.

MDwerks, Inc. (f/k/a Western Exploration, Inc.) was incorporated in the State of Delaware on July 22, 2003. From then, until November, 2005, it was a resource exploration stage company. In December, 2003 MDwerks, Inc. was presented with the opportunity to purchase a property that potentially contains a large resource of limestone. Based on such opportunity, MDwerks, Inc. carried out research on the limestone market in the province of British Columbia as well as the Pacific Northwest region of the United States. MDwerks, Inc. was unable to obtain adequate financing to continue its operations and determined to cease operations. In November, 2005, MDwerks, Inc. succeeded to the business of MDwerks Global Holdings, Inc. and the Xeni Companies which will be continued as its sole line of business.

On October 12, 2005, MDwerks, Inc., MDwerks Global Holdings, Inc. and MDwerks Acquisition Corp., a Florida corporation (‘‘Acquisition Corp.’’), and wholly-owned subsidiary of MDwerks, Inc., entered into an Agreement of Merger and Plan of Reorganization (the ‘‘Merger Agreement’’) pursuant to which Acquisition Corp. was merged with and into MDwerks Global Holdings, Inc., with MDwerks Global Holdings, Inc. surviving as a wholly-owned subsidiary of MDwerks, Inc. (the ‘‘Merger’’). MDwerks, Inc. acquired all of the outstanding capital stock of MDwerks Global Holdings, Inc. in exchange for issuing shares of Common Stock of MDwerks, Inc. to MDwerks Global Holdings Inc.’s stockholders at a ratio of 0.158074 shares of Common Stock for each share of MDwerks Global Holdings, Inc. common stock outstanding at the effective time of the Merger.

Following the closing of the Merger (the ‘‘Closing Date’’), we sold to subscribers 64 units (the ‘‘Units’’) pursuant to a Confidential Private Placement Memorandum dated June 13, 2005, as amended or supplemented from time to time (the ‘‘Memorandum’’), each Unit consisting of 10,000 shares of Common Stock and a warrant (the’’Warrants’’) to purchase shares of Common Stock for $2.50 per share (the ‘‘Private Placement’’). We received gross proceeds from the Private Placement of $1,600,000.

Immediately following the Merger and the initial closing of the Private Placement, certain stockholders of the Company sold an aggregate of 1,275,000 shares of Common Stock to several purchasers and forfeited and delivered to treasury 10,960,500 shares of Common Stock.

Employees

We employ 13 people who devote their full business time to our activities and contract with 7 people who devote some or a significant portion of their business time to our activities. We also have executed numerous agreements with independent sales, marketing and public relations consultants who devote a discretionary or defined portion of their business time to our sales activities.

Intellectual Property

A United States business process patent application regarding certain aspects of our systems was filed by our predecessor, MEDwerks, LLC, on April 15, 2002. The application is pending the US Patent Office’s determination of allowance. Former patent counsel, Piper, Rudnick has advised that a response (Office Action) should be forthcoming from the US Patent Office as early as within the next 6 months. If the Office Action is unfavorable or only partially successful, when compared to prior protected art, the process may be extended up to 3 years and we could incur substantial expenses in prosecuting the patent. We plan to undertake prosecution of the patent filing to conclusion, if practical and economical. Piper Rudnick has also advised that, while the Patent application is currently in the name of MEDwerks, LLC and a separate assignment of the patent application must be made from MEDwerks, LLC to Xeni Systems and filed with the US Patent office. While assignment of the patent was included as part of assets contributed by MEDwerks, LLC to Xeni Systems in October 2004 and MEDwerks, LLC has agreed to complete the assignment and is obligated to do so, we will not have clear title to the application until the assignment is complete.

Risk Factors

We have a very limited operating history, making it difficult to accurately forecast our revenues and appropriately plan our expenses.

We began operations as Xeni Systems, when, in October 2004, Xeni Systems acquired substantially all of the assets of MEDwerks, LLC. MEDwerks, LLC, commenced operations in 2000 and focused the majority of its capital and time developing software programs for the medical transaction system employed by us. From its inception, MEDwerks, LLC incurred substantial net losses in each fiscal year of operation. MEDwerks, LLC closed down its business operations in October 2003, before ever launching its products and services commercially. Xeni Financial was formed in February 2005 and currently provides its solutions and services only to customers of Xeni Systems. Xeni Billing was formed in March 2005 and currently provides its solutions and services only to customers of Xeni Systems. MDwerks Global Holdings, Inc. was originally formed in October 2003 for the purpose of operating a business as a provider of telecommunications products and services. In April 2004, MDwerks Global Holdings, Inc. discontinued its telecommunications business and in December 2004, it began to focus on developing the business of Xeni Systems. Pursuant to share exchange agreements, MDwerks Global Holdings, Inc. acquired Xeni Systems, Xeni Financial and Xeni Billing as wholly-owned subsidiaries. In November, 2005, we acquired MDwerks Global Holdings, Inc. as a wholly-owned subsidiary and we operate the businesses of MDwerks Global Holdings, Inc. and the Xeni Companies as our sole lines of business. Accordingly, we should be viewed as an entity with a very limited operating history.

Because we have had a limited operating history, it is difficult to accurately forecast our revenues and expenses. Additionally, our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation. As with any investment in a company with a limited operating history, ownership of our securities may involve a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his or her investment.

We have historically incurred significant losses and may not be profitable in the future. In addition, we intend to continue to spend resources on maintaining and strengthening our business and this may cause our operating expenses to increase and operating results to decrease.

We have experienced significant net losses since our inception. We expect to continue to incur additional substantial operating and net losses for the foreseeable future. The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market products and services that would be widely accepted by potential users of such products and services at prices that will yield a profit. If our products and services cannot be commercially developed and launched, and do not achieve or sustain broad market acceptance, our business, operating results and financial condition will be materially adversely affected.

If we continue to incur losses in future periods, we may be unable to retain employees or fund investments in our systems development, sales and marketing programs, research and development and business plan. There can be no assurance that we will ever obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do achieve profitability, there can be no assurance that it we may sustain or increase profitability in the future.

We may need to raise additional capital in the future and may need to initiate other operational strategies to continue our operations.

As of the date of this report, the amount of cash available to us may be insufficient for us to implement our business plan as anticipated and may require us to seek additional debt or equity financing in the near future, as we may be unable to generate positive cash flow as a result of our operations. As our business develops, we may need to raise capital through the incurrence of additional long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions in order to complete further investments. This could result in dilution of existing equity positions, increased interest expense, decreased net income and diminished shareholder’s value. In addition, significant capital requirements associated with such investments may impair our ability to pay dividends (although we do not anticipate paying any dividends on its Common Stock in the foreseeable future) or interest on indebtedness or to meet our operating needs. There can be no assurance that acceptable financing for future investments can be obtained on suitable terms, if at all.

Competition from providers of similar products and services could materially adversely affect our revenues and financial condition.

We compete in a rapidly evolving, highly competitive and fragmented market. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the medical transactions processing, billing, payment and financing industry include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services on more attractive terms or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in fee reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on our business, operating results and financial condition.

Our success will be dependent upon our technology.

Xeni Financial and Xeni Billing will rely almost exclusively on the technology of Xeni Systems. We believe that neither Xeni Financial nor Xeni Billing can operate as a stand-alone business, but will provide products and services that are ancillary to the products and services of Xeni Systems. As a result, the success of our business proposition is materially and substantially dependent on the technology of Xeni Systems (and the availability, operability and use of such technology in whole or in part). If the technology of Xeni Systems is not operational and usable, we will be unable to operate, as our systems are dependent upon such technology.

Our products and services were designed and built using certain key technologies and licenses from a limited number of suppliers. We will depend on these other companies for software updates, technical support and possibly for system management or for new product development. Although we believe there might be alternative suppliers for some or all of these technologies, it would take a significant period of time and money to establish relationships with alternative suppliers and substitute their technologies for technologies currently being used. The loss of any of our relationships with these suppliers could have a material adverse effect on our business, operating results and financial condition.

The failure of our systems could materially and adversely impact us.

Our operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, hurricanes, power losses, war, terrorist attacks, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or action, or other unanticipated problem could cause interruptions in the services that we provide. Additionally, the failure of our third-party backbone providers to provide the data communications capacity that we require, as a result of natural disaster, operational disruption or any other reason could cause interruptions in the services that we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, operating results and financial condition.

If we do not protect our proprietary technology and intellectual property rights against infringement or misappropriation and defend against third parties assertions that we have infringed on their intellectual property rights, we may lose our competitive advantage, which could impair our ability to grow our revenues.

Our predecessor, MEDwerks, LLC filed a United States business process patent application regarding elements of the MDwerks System on April 15, 2002. The application is pending the US Patent Office’s determination of allowance. Former patent counsel, DLA Piper, Rudnick Gray Cary (‘‘Piper Rudnick’’), Washington, DC, has advised us that a response should be forthcoming from the US Patent Office as early as within the next 6 months. If the response from the US Patent Office is unfavorable or only partially successful, the process may be extended up to 3 years and we could incur substantial expenses in prosecuting the patent.

Piper Rudnick has also advised that the Patent application is currently in the name of MEDwerks, LLC and a separate assignment of the patent application must be made from MEDwerks, LLC to us and filed with the U.S. Patent office. While assignment of the patent was included as part of assets contributed by MEDwerks, LLC to Xeni Systems in October 2004 and MEDwerks, LLC has agreed to complete the assignment and is obligated to do so, we will not have clear title to the application until the assignment is complete.

There is no assurance that the patent application will be successfully completed and if completed, there can be no assurance that the patent will afford meaningful protection of our intellectual property rights. Despite efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our systems or our source code to software or to obtain or use information that is proprietary.

The scope of any intellectual property rights that we have is uncertain and is not sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. We may not have the financial resources to prosecute any infringement claims that we may have or defend against any infringement claims that are brought against us, or choose to defend such claims. Even if we do, defending or prosecuting our intellectual property rights will divert valuable working capital and management’s attention from business and operational issues.

We Rely On Key Personnel Whose Continued Service Is Not Guaranteed.

Our operations have been and will continue be dependent on the efforts of Mr. Howard Katz, our Chief Executive Officer, Mr. Solon Kandel, our President and Mr. Vincent Colangelo, our Chief Financial Officer. The commercialization of our products and the development of improvements to our products and systems, as well as the development of new products is dependent on retaining the services of Gerry Maresca, the former CTO of MDwerks, LLC and its chief architect, and certain technical personnel who were involved in the development of MDwerks’ products and services. The loss of key management, the inability to secure or retain such key legacy personnel with unique knowledge of our products and services and the technology and programming employed as part of our products and services, the failure to transfer knowledge from legacy personnel to current personnel, or an inability to attract and retain sufficient numbers of other qualified management personnel would adversely delay and affect our business, products and services and could have a material adverse effect on our business, operating results and financial condition.

We Will Need To Attract Skilled Personnel.

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. If we are unable to attract or retain qualified personnel in the future or there are any delays in hiring required personnel, particularly technical, sales, marketing and financial personnel, it could adversely affect our business, operating results and financial condition.

We will need to expand our sales operations and marketing operations in order to increase market awareness of our products and generate revenues. New sales personnel and marketing personnel will require training and it will take time to achieve full productivity. Competition for such personnel is intense. We cannot be certain that we will successfully attract and retain additional qualified personnel.

The use of independent sales representatives or distributors will subject us to certain risks.

We expect to generate a substantial portion of our revenue from independent sales representatives or distributors. Such representatives and distributors may not be required to meet sales quotas and our ability to manage independent sales representatives or distributors to performance standards is unknown. Failure to generate revenue from these sales representatives or distributors or a loss of one or more key sales representatives or distributors could cause material adverse effect on our business, operating results and financial condition.

Our business may subject us to risks related to nationwide or international operations.

If we offer our products and services on a national, or even international, basis, distribution would be subject to a variety of associated risks, any of which could seriously harm our business, financial condition and results of operations.

These risks include:

•	greater difficulty in collecting accounts receivable;

•	satisfying import or export licensing and product certification requirements;

•	taxes, tariffs, duties, price controls or other restrictions on out-of-state companies, foreign currencies or trade barriers imposed by states or foreign countries;

•	potential adverse tax consequences, including restrictions on repatriation of earnings;

•	fluctuations in currency exchange rates;

•	seasonal reductions in business activity in some parts of the country or the world;

•	unexpected changes in local, state, federal or international regulatory requirements;

•	burdens of complying with a wide variety of state and foreign laws;

•	difficulties and costs of staffing and managing national and foreign operations;

•	different regulatory and political climates and/or political instability;

•	the impact of economic recessions in and outside of the United States; and

•	limited ability to enforce agreements, intellectual property and other rights in foreign territories.

We are subject to substantial government regulation.

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services.

Our lending, medical billing and collection activities may be governed by numerous federal and state civil and criminal laws. For example, the Gramm Leach Bliley Act (GLIBA) may govern lending practices as related to safeguarding personal customer information. Federal and state regulators may use such laws to investigate healthcare providers and companies that provide lending, billing and collection services. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed, false claims actions may have to be defended, private payors or their patients may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Some of these laws may carry strict liability provisions that impose responsibilities and liabilities on us without any wrongdoing or negligence on our part.

While we are not currently the subject of any litigation, we may become the subject of false claims litigation or additional investigations relating to our lending, billing and collection activities, even when simply passing on claims originating from and edited by third parties for content. Any such proceeding or investigation could have a material adverse effect on our business, operating results and financial condition.

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, final rules were published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. We have incurred and we will continue to incur costs to comply with these rules. Compliance with these rules may prove to be more costly than we currently anticipate. Failure to comply with such rules may have a material adverse effect on our business and may subject us to civil and criminal penalties as well as loss of customers.

We will rely upon third parties to provide data elements to process electronic medical claims in a HIPAA compliant format. While we believe we will be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payors, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. We have made and expect to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require us to make investments in new products or charge higher prices.

HIPAA, in part, governs the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Persons who believe health information has been misused or disclosed improperly may file complaints against offending parties, which may lead to investigation and potential civil and criminal penalties from Federal or state governments.

The passage of HIPAA is part of a wider healthcare reform initiative. We expect that the debate on healthcare reform will continue. We also expect that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. We cannot predict whether the governmental-bodies regulators will enact new legislation and regulations, and, if enacted, whether such new developments will adversely affect our business, operating results or financial condition.

Many healthcare providers who are potential clients may have existing systems that do not generate electronic files in a HIPAA-compliant format.

Many healthcare providers have practice management systems that do not have electronic interfaces which produce a HIPAA compliant form. If the interface doesn't exist, they must purchase a new system from a third party, which may be expensive and not a desirable business proposition for such healthcare providers. If claims cannot be submitted electronically, the claims data must be manually entered into our system, which can be time consuming and duplicative of work already done by a healthcare provider. Manually entering the data also subjects claims to greater risk of human error in the data entry process. While we believe we can provide solutions to healthcare providers to enable them to establish electronic interfaces to submit claims electronically in a HIPAA compliant manner, there can be no assurance healthcare providers will be willing to implement the solutions that we propose. If healthcare providers can not supply electronic medical claims and such claims are processed manually rather than electronically, it could be a materially adversely affect our business, operating results or financial condition.

We may make errors in processing information provided by our clients and, as a result, we may suffer losses.

We will receive detailed information provided by clients. Even if clients provide full and accurate disclosure of all material information to be submitted as part of a claim for payment, such information may be misinterpreted or incorrectly analyzed. Mistakes by our systems or personnel may cause us to incur liability to our clients in connection with such mistakes.

Solutions that we sell and services that we offer may subject us to product liability claims.

Solutions that we sell may fail to perform in a variety of ways, and services that we provide may not meet customer expectations, including shipping a product which is either late, does not meet client requirements or expectations, or is lost, damaged, stolen or corrupted, or which faces frequent Internet service interruptions, which take it off-line. Such problems would seriously harm our credibility, market acceptance of our products and the value of our brands. In addition, such problems may result in liability for damages arising out of product liability of our products and services. The occurrence of some of these types of problems may seriously harm our business, operating results and financial condition.

Our systems are subject to certain security risks.

Despite the implementation of security measures, our systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Companies have experienced, and may experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could also potentially jeopardize the security of customers’ and our confidential information stored in our computer systems, which may result in liability to customers and also may deter potential customers from using our products and services. Although we intend to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that measures that we implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, which could have a material adverse effect on our business, operating results and financial condition.

We will need to enter into a banking relationship to offer our funding solutions.

We will need to enter into agreements with financial institutions to enable us to offer sufficient funds for the funding solutions that we plan to offer customers. These funding solutions will allow customers to utilize receivables to receive advance funding from such financial institutions through us. To date, we do not have any such agreement with any financial institution. There can be no assurance that we will be able to enter into such an agreement with a financial institution. The failure to enter into such an agreement with a financial institution will have a material adverse effect on our business, operating results and financial condition.

We may not recover the value of amounts that we lend to healthcare providers.

With respect to loans made by us to Providers, we expect to experience charge-offs in the future. A charge-off occurs when all or part of the principal of a particular loan is no longer recoverable and will not be repaid. If we were to experience material losses on our loan portfolio, it would have a material adverse effect on our ability to fund our business and, to the extent the losses exceed our provision for loan losses, it would have a material adverse effect on our revenues, net income and assets.

Other commercial finance companies have experienced charge offs. In addition, like other commercial finance companies, we may experience missed and late payments, failures by clients to comply with operational and financial covenants in their loan agreements and client performance below that which it expected when we originated the loan. Any of the events described in the preceding sentence may be an indication that our risk of loss with respect to a particular loan has materially increased.

We intend to make loans to privately owned small and medium-sized companies, which present a greater risk of loss than larger companies.

Our loan portfolio will consist primarily of commercial loans to small and medium-sized, privately owned medical practices, and to vendors and suppliers, such as diagnostic companies. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for clients to make scheduled payments of interest or principal on loans. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.

Numerous factors may affect a client’s ability to make scheduled payments on its loan, including the failure to meet its business plan or a downturn in its industry. In part because of their smaller size, our clients may:

•	experience significant variations in operating results;

•	depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects;

•	have less skilled or experienced management personnel than larger companies; or

•	could be adversely affected by policy or regulatory changes and changes in reimbursement policies of insurance companies.

Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit that client’s ability to repay its obligations to us, and may lead to losses in our loan portfolio and a decrease in our revenues, net income and assets and result in a material adverse effect on our business, operating results and financial condition.

Our lack of operating history makes it difficult to accurately judge the credit performance of our loan portfolio and, as a result, increases the risk that the allowance for loan losses may prove inadequate.

Our funding services depend on the creditworthiness of our clients. While we will conduct extensive due diligence and generally review of the creditworthiness of each of our clients, this review requires the application of significant judgment by our management, which judgment may not be correct.

We will maintain an allowance for loan losses on our consolidated financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our loan portfolio. Because we have not yet recorded any loan charge-offs, our reserve rate was developed independent of the historical performance of our loan portfolio. Because our lack of operating history and the relative lack of seasoning of our loans make it difficult to judge the credit performance of our loan portfolio, there can be no assurance that the estimates and judgment with respect to the appropriateness of our allowance for loan losses are accurate. Our allowance may not be adequate to cover credit losses in our loan portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for loan losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client, or at the time we advance funds to the client.

We may suffer losses on loans or make advances that we would not have made if we had all of the material information about clients.

There is generally no publicly available information about the privately owned companies to which we will typically lend. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we will consider when making credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. If our employees do not have access to all of the material information about a particular client’s business, financial condition and prospects, or if a client’s accounting records are poorly maintained or organized, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover the loan in its entirety.

We may make errors in evaluating accurate information reported by our clients and, as a result, we may suffer losses on loans or advances that we would not have made if we had properly evaluated the information.

We intend to make loans primarily secured by claims receivables and not based on detailed financial information or personal creditworthiness or personal credit guarantees provided to us by our clients. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses and even if we require personal performance guarantees from our clients, we may misinterpret or incorrectly analyze credit or performance related information. Mistakes by our staff may cause us to make loans that we otherwise would not have made, to fund advances that we otherwise would not have funded or result in losses on one or more existing loans, including from lack of performance and/or credit worthiness.

A client’s fraud could cause us to suffer losses.

A client could defraud us by, among other things:

•	creating and submitting false, inaccurate or misleading medical claims;

•	directing the proceeds of collections of its accounts receivable to bank accounts other than established lockboxes or re-directing elsewhere governmental account sweeps from client bank accounts to our lockboxes;

•	failing to accurately record accounts receivable aging;

•	overstating or falsifying records creating or showing accounts receivable; or

•	providing inaccurate reporting of other financial information.

The failure of a client to accurately create and submit claims or report its financial position, compliance with loan covenants or eligibility for additional borrowings could result in the loss of some or the entire principal of a particular loan or loans including, in the case of revolving loans, amounts we may not have advanced had we possessed complete and accurate information.

Our concentration of loans to a limited number of borrowers within a particular industry, such as the healthcare industry, could impair our revenues, if the industry were to experience economic difficulties.

Defaults by our clients may be correlated with economic conditions affecting particular industries. As a result, if the healthcare industry were to experience economic difficulties, the overall timing and amount of collections on our loans to clients may differ from what we expected and result in material harm to our revenues, net income and assets.

The dependence by our clients on reimbursement revenues could cause us to suffer losses in several instances:

•	If clients fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the program or incur monetary penalties, either of which could result in the client’s inability to make scheduled payments.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of increasing pressures from carriers to control healthcare costs, clients may not be able to generate adequate revenues to satisfy their obligations.

•	If a healthcare client were to default on its loan, we would be unable to invoke our rights to pledged receivables directly as the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, a court order would be needed to force collection directly against these governmental payors or re-direction of accounts, set-offs or other disposition of payments received by providers on government claims. There is no assurance that we would be successful in obtaining this type of court order.

We may be unable to recognize or act upon an operational or financial problem with a client in a timely fashion so as to prevent a loss of our loan to that client.

Our clients may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of the loan to the client. We may fail to identify problems, because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough, adequately enough or at all. As a result, we could suffer loan losses, which could have a material adverse effect on our revenues, net income and results of operations.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if the loan becomes non-performing, and we are required to foreclose.

While most of our loans will be secured by a lien on specified collateral of the client, there is no assurance that the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. The collateral securing our loans is subject to inherent risks that may limit our ability to recover the principal of a non-performing loan. Risks that may affect the value of accounts receivable in which we may take a security interest include, among other things, the following:

•	problems with the client’s underlying agreements with insurance carriers, which result in greater than anticipated, disputed accounts;

•	unrecorded liabilities;

•	the disruption or bankruptcy of key obligor who is responsible for material amounts of the accounts receivable;

•	the client misrepresents, or does not keep adequate records of, claims or important information concerning the amounts and aging of its accounts receivable; or

•	the client’s government claims are being sent to a client controlled account and may require judicial action or relief.

Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan.

Our advance funding loans are not fully covered by the value of tangible assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

The risks inherent in advance lending based upon cash receivables include, among other things, the following:

•	reduced use of or demand for the client’s services and, thus, reduced cash flow of the client to service the loan as well as reduced value of the client as a going concern;

•	poor accounting systems of the client, which adversely affect the ability to accurately predict the client’s cash flows;

•	economic downturns, political events, regulatory changes, litigation or acts of terrorism that affect the client’s business, financial condition and prospects; and

•	poor management performance.

Performance, errors by or dishonesty of our employees could result in loan losses.

We will rely heavily on the performance and integrity of our employees in making initial credit decisions with respect to loans and in servicing the loans after they have closed. Because there is generally little or no publicly available information about the clients to whom we will lend, we cannot independently confirm or verify the information employees provide for use in making credit and funding decisions. Errors by employees in assembling, analyzing or recording information concerning clients could cause us to originate loans or fund subsequent advances that we would not otherwise originate or fund. This could result in losses. Losses could also arise if any employees were dishonest. A dishonest employee could collude with clients to misrepresent the creditworthiness of a prospective client or to provide inaccurate reports regarding the client’s compliance with the covenants in its loan agreement. If, based on an employee’s dishonesty, we made a loan to a client that was not creditworthy or failed to exercise our rights under a loan agreement against a client that was not in compliance with covenants in the agreement, we could lose some or the entire principal of the loan. Further, if we determine to pursue remedies against a dishonest employee, the costs of pursuing such remedies could be substantial and there can be no assurance that we will be able to obtain an adequate remedy against a dishonest employee to offset losses caused by such employee.

If interest rates rise, some of our existing clients may be unable to service interest on their loans.

Virtually all of our loans will bear interest at floating interest rates. To the extent interest rates increase, monthly interest obligations owed by clients will also increase. Some clients may not be able to make the increased interest payments, resulting in defaults on their loans.

Loans could be subject to equitable subordination by a court and thereby increase the risk of loss with respect to such loans.

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Payments on one or more of our loans, particularly a loan to a client in which we also hold equity interests, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of its clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of its loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have an adverse effect on our business, operating results and financial condition.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed ‘‘lender liability.’’ Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability. There can be no assurance that these claims will not arise or that we will not be subject to significant liability if a claim of this type did arise. Such liability could result in a material adverse effect on our business, operating results and financial condition.

Our lending activities, as well as our claims management solutions, are subject to additional governmental regulations and future regulations may make it more difficult for us to operate on a profitable basis.

Our healthcare advance lending business, as well as our claims management solutions, is subject to numerous federal and state laws and regulations, which, among other things, may (i) require us to obtain and maintain certain licenses and qualifications, (ii) limit the interest rates, fees and other charges that we are permitted to collect, (iii) limit or prescribe certain other terms of our financed receivables arrangements with clients, and (iv) subject us to certain claims, defenses and rights of offset. Although we believe that our current business plan is in compliance with statutes and regulations applicable to our business, there can be no assurance that we will be able to maintain such compliance without incurring significant expense. The failure to comply with such statutes and regulations could have a material adverse effect upon us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of the healthcare finance business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental provider payment programs (‘‘Government Programs’’) will not have an adverse effect on us or that payments under Government Programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, and may similarly affect the price of our securities in the future.

In addition, certain private reform efforts have been instituted throughout the healthcare industry, including the capitation of certain healthcare expenditures. Capitation is the pre-payment of certain healthcare costs by third-party payors (typically health maintenance organizations and other managed healthcare concerns), based upon a predetermined monthly fee for the aggregate patient lives under any given healthcare provider's care. The healthcare provider then provides healthcare to such patients when and as needed, and assumes the risk that its prepayments will cover its costs and provide a profit for all of such services rendered. Since capitation essentially reduces or eliminates clients' need for claims management solutions and/or accounts receivable that are the primary source of payment for our financed receivables, capitation could materially adversely affect our business, operating results and financial condition.

We depend upon key personnel who may terminate their employment with us at any time.

Our success will depend to a significant degree upon the continued services of key management including Mr. Katz, Chief Executive Officer, Mr. Kandel, President and Mr. Colangelo, Chief Financial Officer. Mr. Katz, Mr. Kandel and Mr. Colangelo may voluntarily terminate their employment with us at any time. The loss of the services of Mr. Katz, Mr. Kandel or Mr. Colangelo could have a material adverse effect on our implementation of our business plan. We do not have

‘‘key man’’ life insurance policies for Mr. Katz, Mr. Kandel or Mr. Colangelo. Even if we were to obtain ‘‘key man’’ insurance for Mr. Katz, Mr. Kandel or Mr. Colangelo, of which there can be no assurance, the amount of such policies may not be sufficient to cover losses experienced by us as a result of the loss of Mr. Katz, Mr. Kandel or Mr. Colangelo.

We have not paid dividends and do not expect to do so in the future.

We have not paid any cash dividends on our Common Stock. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from operations will be used to finance our growth and that dividends will not be paid to holders of Common Stock.

Our certificate of incorporation, bylaws and state law may contain provisions that preserve current management.

Provisions of state law, our articles of incorporation and by-laws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions include:

•	authorizing the issuance of ‘‘blank check’’ preferred stock without any need for action by stockholders;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	permitting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

These provisions, if included in our articles of incorporation or by-laws, could allow our Board of Directors to affect the investor’s rights as a stockholder since the Board of Directors can make it more difficult for preferred stockholders or common stockholders to replace members of the Board. Because the Board of Directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team.

Our Common Stock may be considered ‘‘penny stock’’ and may be difficult to trade.

The SEC has adopted regulations that generally define ‘‘penny stock’’ to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock may be less than $5.00 per share and, therefore, may be designated as a ‘‘penny stock’’ according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of investors to sell their shares. In addition, since our Common Stock is currently only quoted on the OTCBB, investors may find it difficult to obtain accurate quotations of our Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares are eligible for sale, and their sale could depress the market price of its stock.

Sales of a significant number of shares of our Common Stock in the public market following the effectiveness of our registration statement filed on March 9, 2006 covering the securities to be sold by the selling stockholders could harm the market price of our Common Stock. As additional shares of Common Stock to be sold under the prospectus included as part of such registration statement, the supply of Common Stock will increase, which could decrease its price. Additionally, some or all of our shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for shares of Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market Common Stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any amount of the restricted shares may be sold by a non-affiliate after they have been held two years.

There is no public market for our Common Stock other than OTCBB.

There is no public market for our Common Stock other than the market that exists in the Common Stock of the Company on the over-the-counter bulletin board market (‘‘OTCBB’’). There can be no assurance that any other trading market will develop in the Common Stock of the Company, or that the OTCBB market trading will be sustained.

Until November, 2005 we were a public shell company. There are certain risks associated with transactions with public shell companies generally, including increased SEC scrutiny and regulation and lack of analyst coverage of the Company.

In November 2005, we succeeded to the business of MDwerks Global Holdings, Inc. and the Xeni Companies pursuant to a merger of a wholly owned subsidiary of ours into MDwerks Global Holdings, Inc. (the ‘‘Merger’’). As a result of the Merger, MDwerks Global Holdings, Inc. became our wholly owned subsidiary and we began to operate its business and the businesses of the Xeni Companies as our sole line of business. Until such time, the Company was and had been effectively a public shell company with no material assets or operations whose only value was that it maintained current filings with the SEC and a class of securities that was offered for sale pursuant to the OTCBB. The Merger provided an immediate benefit for the then existing stockholders of the Company that might not have been readily available, or available at all, to other stockholders who either acquired their shares of stock in connection with the purchase of Units in this Offering or otherwise.

Substantial additional risks are associated with a public shell merger transaction such as absence of accurate or adequate public information concerning the public shell; undisclosed liabilities; improper accounting; claims or litigation from former officers, directors, employees or stockholders; contractual obligations; regulatory requirements and others. Although management performed due diligence on the Company, there can be no assurance that such risks do not occur. The occurrence of any such risk could materially adversely affect the Company’s results of operations, financial condition and stock price. In addition, the cost of operations of the Company has increased as a result of the Merger due to legal, regulatory, and accounting requirements imposed upon a company with a class of registered securities and based upon the acquisition by the Company of an operating company.

Additional risks may exist since the Merger involved a ‘‘reverse merger’’ or ‘‘reverse public offering.’’ Security analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of the Company in the future.

There has been a limited active public market for the Common Stock, and prospective investors may not be able to resell their shares at or above the offering price, if at all.

Shares of our Common are traded on the Over the Counter Bulletin Board (‘‘OTCBB’’). Although we currently plan on seeking to retain the OTCBB status of the Company so that the registered securities of the Company will have the benefit of a trading market, we will likely be traded only in the OTCBB market for the foreseeable future. Listing on a national exchange such as the AMEX, or NASDAQ Small Cap market may be sought, but is not assured. There is no guarantee that if such listing is pursued the Company will meet the listing requirements or that such efforts to list the Company’s Common Stock on any national or regional exchange or the NASDAQ Small Cap market will be successful, or if successful, will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price and ability to establish a sufficient number of market makers. As a result, the reported prices for the Company’s securities may be: (i) arbitrarily determined, as a result of the valuation ascribed to the shares in transactions by the Company and adopted for purposes of securities offerings; and (ii) the result of market forces, and as such reported prices may not necessarily indicate the value of the traded shares or of the Company. Furthermore, there has been a limited to no active public market for the Common Stock. An active public market for the Common Stock may not develop or be sustained.

The market price of our securities may fluctuate significantly in response to factors, some of which will be beyond our control, such as the announcement of new products or product enhancements by the Company or its competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our operations.

The stock market in general may experience extreme price and volume fluctuations. In particular, market prices of securities of technology companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Market fluctuations could result in extreme volatility in the price of the Common Stock, which could cause a decline in the value of the Common Stock. Prospective investors should also be aware that price volatility might be exacerbated if the trading volume of the Common Stock is low.

There are additional costs of being a public company and those costs may be significant.

We are a publicly traded company, and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of the Company’s financial results, business activities and other matters. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were privately-held. In addition, the Company will incur substantial expenses in connection with the preparation of the registration statement and related documents with respect to the registration of the Common Stock required to be registered pursuant to the Company’s undertaking to file a registration statement as described herein. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Failure by the Company to comply with the federal or state securities laws could result in private or governmental legal action against the Company and/or its officers and directors, which could have a detrimental effect on the business and finances of the Company, the value of the Company’s stock and the ability of stockholders to resell their stock.

ITEM 2.	PROPERTY

We lease our offices pursuant to terms of a lease with an unaffiliated party. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2005, our stockholders authorized, by majority written consent, a 1 for 2 reverse split of the Corporation’s outstanding Common Stock, $0.001 par value.

On October 13, 2005, our board of directors authorized a name change from our former name, ‘‘Western Exploration, Inc.’’, to our present name, ‘‘MDwerks, Inc.’’, and authorized an amendment of Article 4 of our Articles of Incorporation to give the board of directors authority to provide for, designate and issue one or more series of Preferred Stock of the Corporation, subject to the terms and conditions set forth therein. Approval of the name change and amendment of Article 4 was authorized by stockholder written consent on October 13, 2005.

On November 16, 2005, our board of directors and a majority of our stockholders, by joint written consent, authorized:

(i)    the adoption of the MDwerks, Inc. 2005 Incentive Compensation Plan, replacing any other stock option or incentive compensation plan with the 2005 Incentive Compensation Plan;

(ii)    the Compensation Committee, or the entire Board, to administer 2005 Incentive Compensation Plan; and

(iii)    the appointment of the firm Goldstein Golub Kessler LLP as independent auditor.

On November 16, 2005, our board of directors and stockholders, by joint written consent, authorized the acceptance of the resignations of Peter Banysch and Victor Bowman as members of the board of directors and as officers of the Corporation, and authorized the election and appointment of Howard Katz, Solon Kandel, David Barnes, and Peter Dunne to fill the existing vacancies on the board and authorized the election and appointment of new officers.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the OTC Bulletin Board since November 16, 2005 under the symbol MDWK.OB. Prior to that date, there was no active market for our Common Stock. As of March 1, 2006, there were approximately 85 holders of record of our Common Stock.

The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by the OTC Bulletin Board.

	High		Low
Fiscal Year 2004
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A
Fiscal Year 2005
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter (as of November 16, 2005)		4.00		2.00
Fiscal Year 2006
First Quarter (through February 28, 2006)		$4.25		$2.50

The prices reported on the OTC Bulletin Board as high and low sales prices vary from inter-dealer bids which state inter-dealer quotations. Such inter-dealer bids (and reported high and low sales prices) do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

We have not declared or paid any dividends on our Common Stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The holders of our Common Stock are entitled to dividends when and if declared by our Board from legally available funds.

Recent Sales of Unregistered Securities

The securities we issued upon the consummation of the Merger were not registered under the Securities Act of 1933, as amended. At the effective time of the Merger, each outstanding share of common stock of MDwerks Global Holdings, Inc. was converted into the right to receive 0.158074 shares of our common stock. At the effective time of the Merger, approximately 59,162,000 shares of MDwerks Global Holdings, Inc. shares of common stock were outstanding and no options or warrants to purchase shares of MDwerks Global Holdings, Inc. common stock were outstanding. As a result of the Merger, the approximately 59,162,000 shares of MDwerks Global Holdings, Inc. that were outstanding were exchanged for approximately 9,352,000 shares of our Common Stock. Set forth below is a list of shareholders who received shares of Common Stock in connection with such merger and the number of shares they received:

Name	Number of Shares Received
Peter Dunne	39,519
Rosemarie Manchio	19,715
Steven Brandenburg IRA	11,903
Thomas Stephens	35,077
Ronald & Lydia Hankins JTWROS	13,478
Bernard O’Neil	17,319
Robert Bouvier	1,628
Arthur J. Ballinger	11,959
Roger Hermes	36,452
F. Bradford Wilson	19,805
John & Jeanie Garell JTWROS	62,236
Jai Gaur	988
Phil Dean	39,233
Joseph Morgillo	21,435
Solon Kandel & Vivian Kandel TEN ENT	1,018,310
73142 Corp.	113,813
Arrowhead Consultants, Inc.	294,308
Glenwood Capital, Inc.	294,308
Steven Brandenburg	9,726
Kay Garell Trust	28,041
Wesley Neal	11,856
Sol Bandiero	83,679
Stephen Katz	176,152
Gerald Maresca	71,713
Tonia Pfannenstiel	23,350
Steven Weiss	65,809
Phil Margetts	33,483
Ronald Hankins	13,609
John Garell	16,666
Todd Adler	131,751
Leanne Kennedy	56,501
Jon Zimmerman	54,251
Howard Katz and Denise Katz TEN ENT	1,084,001
Harley Kane	102,334
Lauren Kluger	24,542
MedWerks, LLC	5,115,912
Larry Biggs	59,968
Peter Chung	38,750
Sparta Road, Ltd.	38,750
Todd Snyder	20,000
Frank Essner Trust	20,000
Jason Clark	20,000

In connection with the Merger, we completed the closing of a private offering of our securities in which, through December 31, 2005, we sold an aggregate of approximately 64 Units to accredited investors, pursuant to the terms of a Confidential Private Placement Memorandum dated June 13, 2005, as supplemented. Each Unit consists of 10,000 shares of Common Stock and a warrant to purchase 10,000 shares of Common Stock. Each warrant entitles the holder to purchase 10,000 shares of Common Stock for $2.50 per share. The Units were offered by Brookshire Securities Corporation, as placement agent, pursuant to a placement agent agreement under which the placement agent, in addition to a percentage of gross proceeds of the Private Placement, received 96,000 shares of Common Stock and a warrant to purchase up to an aggregate of 64,000 shares of Common Stock. We realized gross proceeds from the Private Placement of $1,600,000, before payment of commissions and expenses. The private placement was made solely to ‘‘accredited investors,’’ as that term is defined in Regulation D under the Securities Act of 1933. The shares of common stock and warrants to purchase common stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws. Set forth below is a list of the purchasers in the Private Placement and the number of Units purchased:

Name	Amount Paid for Units	Number of Units Purchased
Arrowhead Consultants, Inc.	$149,500.00	5.98
Constantine G. Barbounis	$50,000.00	2
Brookshire Securities Corp.	$17,000.00	0.68
Daniel R. Brown	$25,000.00	1
Jason Clarke / Tanya Clarke (T/E)	$25,000.00	1
Donia Hachem Revocable Trust	$50,000.00	2
Ronald Hankins	$22,000.00	0.88
Philip J. Hempleman	$100,000.00	4
Roger Hermes	$25,000.00	1
Domenico Iannucci	$250,000.00	10
Carlos A. Jimenez	$25,000.00	1
Carlos A. Jimenez and Jason M. Beccaris	$25,000.00	1
JTP Holdings, LLC	$25,000.00	1
Dr. Irving Karten	$25,000.00	1
Rosemarie Manchio	$25,000.00	1
Daniel J. O'Sullivan	$100,000.00	4
Eric W. Penttinen	$25,000.00	1
Jonathan J. Rotella	$25,000.00	1
SCG Capital LLC	$300,000.00	12
Todd Snyder	$50,000.00	2
Thomas S. Stephens	$12,500.00	0.5
Jamie Toddings	$25,000.00	1
Alphonse Tribuiani	$25,000.00	1
Roger Walker	$25,000.00	1
Todd Wiseberg	$50,000.00	2
Jon R. Zimmerman	$50,000.00	2
Robert E. Zimmerman	$75,000.00	3

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

On November 16, 2005, we acquired all of the outstanding capital stock of MDwerks Global Holdings, Inc. in connection with the merger of a wholly owned subsidiary of the Company with and into MDwerks Global Holdings, Inc. (the ‘‘Merger’’), with the former stockholders of MDwerks being issued approximately 9,352,000 shares of common stock of the Company in exchange for all their shares of common stock of MDwerks Global Holdings, Inc. In connection with the Merger, we changed our name to MDwerks, Inc. Simultaneously with the closing of the Merger, we completed the closing of a private placement of units, with each unit consisting of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at an exercise price of $2.50 per share, with gross proceeds of $1,600,000 and net proceeds to us, after deduction of offering expenses and commissions paid at the closing, of $1,310,000 (the ‘‘Private Placement’’). As we have ceased our prior mining operations we will operate the business of MDwerks Global Holdings, Inc. and the Xeni Companies as our sole line of business, therefore the following discussion and analysis is of the financial condition and results of operations for the year ended December 31, 2005 and 2004 of MDwerks Global Holdings, Inc. and the Xeni Companies. The following discussion and analysis should be read in conjunction with the financial statements, including footnotes, and other information presented in this prospectus. For purposes of the following discussion and analysis, references to ‘‘we’’, ‘‘our’’, ‘‘us’’ or the ‘‘Company’’ refers to MDwerks, Inc. and includes MDwerks Global Holdings, Inc. as its wholly-owned subsidiary and the Xeni Companies as indirect wholly-owned subsidiaries.

MDwerks Global Holdings, Inc. was incorporated under the laws of the state of Florida on October 23, 2003. It was originally formed to provide international telecommunications products and services. In April 2004, MDwerks Global Holdings, Inc. decided not to pursue the telecommunications business. In December 2004, it decided to focus on a new line of business involving healthcare provider claims processing, funding and related services. On May 25, 2005, MDwerks Global Holdings, Inc. changed its name from Global IP Communications, Inc, to MDwerks Global Holdings, Inc.

On June 7, 2005, MDwerks Global Holdings, Inc. entered into and consummated Share Exchange Agreements with all of the stockholders of each of the Xeni Companies (Xeni Medical, Xeni Financial and Xeni Billing). Pursuant to each of the Share Exchange Agreements, MDwerks Global Holdings, Inc. acquired 100% of the issued and outstanding shares of common stock of each of the Xeni Companies, in exchange for approximately 52,623,000 shares of common stock of MDwerks Global Holdings, Inc. (which shares, together with the shares of the holders of common stock of MDwerks Global Holdings, Inc. prior to the share exchanges were exchanged for approximately 9,352,000 shares of our common stock in connection with the Merger). As a result of the share exchanges, each of the Xeni Companies became a wholly-owned subsidiary of MDwerks Global Holdings, Inc.

The acquisition of the Xeni Companies was accounted for as a reverse merger, because, after giving effect to the share exchanges, the former stockholders of the Xeni Companies held a majority of the outstanding common stock of MDwerks Global Holdings, Inc. on a voting and fully diluted basis. As a result of the share exchanges, Xeni Medical was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements presented are those of Xeni Medical for all periods prior to the acquisition of the Xeni Companies on June 7, 2005, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficiency of the Xeni Companies prior to their acquisition has been retroactively restated for the equivalent number of shares received in the acquisition. The restated consolidated stockholders' deficiency of the accounting acquirer is carried forward after the acquisition.

Xeni Medical provides a web-based package of electronic claims solutions to the healthcare provider industry. Through internet access to our ‘‘MDwerks’’ suite of proprietary products and services, healthcare providers can significantly improve daily insurance claims transaction processing, administration, funding and management.

Xeni Financial offers advance funding to healthcare providers secured by claims processed through the MDwerks system.

Xeni Billing offers healthcare providers billing services facilitated through the MDwerks suite of products and services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We apply the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We have identified the policy below as critical to our business operations and understanding of our financial results:

Revenues derived from fees related to claims and contract management services are generally recognized when services are provided to the customer. We provide funding services to unaffiliated healthcare providers. These arrangements typically require us to advance funds to these unaffiliated healthcare providers (our customers) in exchange for liens on the receivables related to invoices remitted to their clients for services performed. The advances are repaid through the remittance of payments of receivables by their clients directly to us. We withhold from these advances interest, an administrative fee and other charges as well as the amount of receivables relating to prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned.

Revenues derived from fees related to billing and collection services are generally recognized when the customer's accounts receivable are collected. Revenues from implementation fees are generally recognized upon over the term of the customer agreement. Revenues derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Results of Operations

For the Year Ended December 31, 2005 Versus Year Ended December 31, 2004

Revenues

In July 2005, we began processing claims on our MDwerks suite of products for our first client and recorded revenues of $42,816 during the six months ended December 31, 2005. Additionally, our subsidiary Xeni Financial provided receivable financing for that client and earned financing income of $15,008 for the same period.

Operating Expenses

Our operating expenses significantly increased for the year ended December 31, 2005 from the year ended December 31, 2004 as a result of increased operations as we began to implement our business plan.

For the year ended December 31, 2005, total operating expenses were $2,038,449 as compared to $111,224 for the year ended December 31, 2004, an increase of $1,927,225. Included in this increase for the year ended December 31, 2005 is the following:

1.    We recorded compensation expense of $364,248 as compared to $0 for the year ended December 31, 2004. This increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26, 2005. We expect compensation expense to increase as we hire additional administrative, sales and technical personnel;

2.    Consulting expense amounted to $880,567 as compared to $0 for the year ended December 31, 2004. For the year ended December 31, 2005, we paid consultants for substantially all of our sales, operations and executive functions prior to the hiring of permanent staff on September 26, 2005. In addition, we recorded $250,000 in non-cash stock-based consulting expense for services rendered in connection with the structuring and consummation of our Merger;

3.    Professional fees amounted to $359,006 as compared to $100,520 for the year ended December 31, 2004, an increase of $258,486, or 257%. This increase was attributable to increased accounting fees for the audit of our financial statements and SEC filings, and an increase in legal fees related to the Merger, our share exchange agreements and other corporate matters; and

4.    Selling, general and administrative expenses were $434,628 as compared to $10,704 for the year ended December 31, 2004, an increase of $423,924. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

During the year ended December 31, 2005, we recorded a loss on the revaluation of warrant liability of $592,467 related to the change in fair value of the warrants during this period. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, we initially accounted for the fair value of the warrants as a liability since we will incur a substantial penalty if we cannot comply with the warrant holders' registration rights. As of the closing date of the private placement the fair value of the warrants was $1,142,770 calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of our common stock from the closing date through the effective date of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. We recorded a charge to operations of approximately $592,467 during the year ended December 31, 2005 to reflect the change in market value of the warrants. At the effective date, the fair value of the warrants will be reclassified to equity. For the year ended December 31, 2004, we did not have any warrant liability.

For the year ended December 31, 2005, interest expense was $5,242 as compared to $917 for the year ended December 31, 2004, an increase of $4,325. This increase was due to an increase in borrowings.

During the year ended December 31, 2004, we recorded a gain from the forgiveness of liabilities of $1,092,003 related to the settlement of old accounts payable. For the year ended December 31, 2005, we did not have any forgiveness of liabilities income.

As a result of these factors, we reported a net loss of $(2,576,938) or $(.27) per share for the year ended December 31, 2005 as compared to net income of $979,862 or $.11 per share for the year ended December 31, 2004.

Liquidity and Capital Resources

On December 31, 2005, we completed and terminated a Private Placement Offering thereby offering no additional Units for sale. The Private Placement Offering resulted in gross proceeds of $1,600,000 and net proceeds to the Company of approximately $1,310,000, after deduction of offering expenses and commissions paid at the closing. We anticipate conducting an additional Private Placement transaction in an additional amount of gross proceeds of up to $3,000,000 and $4,040,000 if the over-allotment option is exercised. While we have sufficient funds to conduct our business and operations as they are currently undertaken for the near term, our ability to continue to implement our revenue and profit growth strategy could be adversely affected if we are unable to consummate the additional private placement transaction.

Through December 31, 2005, in addition to the proceeds of the Private Placement, we raised cash of $119,229 from the sale of shares of our common stock. Additionally, we received capital contributions of $550,886 from former stockholders of the Xeni Companies.

Through December 31, 2005, we also borrowed $135,000 under 8% promissory notes.  The outstanding balance and accrued and unpaid interest become due and payable on dates ranging through July 8, 2006.

As of September 30, 2005, we borrowed $98,700 from an unrelated individual. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of our notes receivable.

We used the proceeds from the sales of common stock through December 31, 2005 and proceeds from notes and loans payable for working capital purposes and to fund our note receivable of which we have $363,845 owed to us at December 31, 2005. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solution.

We currently have no material commitments for capital expenditures.

Cash flows

At December 31, 2005, we had cash of $766,464.

Net cash used in operating activities was $1,777,562 for the year ended December 31, 2005 as compared to $323,016 for the year ended December 31, 2004. This increase is primarily attributable to an increase in our net loss and:

1.    An increase of $12,752 in depreciation and amortization as a result of an increase in the acquisition of property and equipment;

2.    An increase of $363,845 in notes receivable as a result of funding of provider receivables;

3.    An increase of $79,231 in prepaid and other current assets for the payment of software licenses that will be amortized over the license period; offset by

4.    An increase in accounts payable and accrued expenses related to an increase in operations.

Net cash used in investing activities increased to $81,950 for the year ended December 31, 2005 as compared to $11,869 for the year ended December 31, 2004. This change is primarily the result of an increase of $81,950 in capital expenditures for the acquisition of computer and office equipment and furniture during the year ended December 31, 2005 as compared to the prior period.

Net cash provided by financing activities was $2,358,588 for the year ended December 31, 2005 as compared to $602,273 for the year ended December 31, 2004. For the year ended December 31, 2005, we received proceeds from notes and loans payable of $233,700, received capital contributions from the former stockholders of the Xeni Companies of $550,886, and received net proceeds from the sale of our common stock of $1,574,002. For the year ended December 31, 2004, we received capital contributions of $499,090 from the former stockholders of the Xeni Companies, we received proceeds of $250,000 from notes payable, and received net proceeds of $50,000 from the sale of common stock. These increases were offset by the repayment of related party loans of $196,817.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2005.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this prospectus. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to implement our business plan;

•	intense competition, including entry of newly-developed alternative drug technologies;

•	unexpected costs and operating deficits, and lower than expected sales and revenues;

•	adverse results of any legal proceedings;

•	inability to satisfy government and commercial customers using our technology;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and technology personnel; and

•	other specific risks that may be alluded to in this prospectus.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this prospectus, the words ‘‘will,’’ ‘‘may,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘plan’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure investors of the accuracy or completeness of the data included in this prospectus. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

ITEM 7	FINANCIAL STATEMENTS

See our Financial Statements beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 16, 2005, we dismissed Gately & Associates, LLC as our independent accountant. Gately & Associates, LLC had been previously engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Gately & Associates, LLC was that, following the Merger the former stockholders of MDwerks Global Holdings, Inc. became the owners of a majority of the outstanding shares of our common stock. The business of MDwerks Global Holdings, Inc. became our primary business, and the then current independent registered accountants of MDwerks Global Holdings, Inc. was the firm of Goldstein Golub Kessler LLP. We believe that it is in our best interests to have Goldstein Golub Kessler LLP continue to work with our business. Goldstein Golub Kessler LLP is located at 1185 Avenue of the Americas, Suite 500, New York, NY 10036.

As of November 16, 2005, Goldstein Golub Kessler LLP was engaged as our new independent public accountants. Appointment of Goldstein Golub Kessler LLP was recommended and approved by the Audit Committee of our Board of Directors. During our two most recent fiscal years, and the subsequent interim periods, prior to November 16, 2005, we did not consult Goldstein Golub Kessler LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

The reports of Gately & Associates, LLC on our financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years, and the subsequent interim periods, prior to November 16, 2005, there were no disagreements with Gately & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Gately & Associates, LLC, would have caused it to make reference to the matter in connection with its reports. There were no ‘‘reportable events’’ as that term is described in Item 304(a)(1)(v) of Regulation S-K.

A letter from Gately & Associates, LLC regarding its agreement with the statements made by the Company in this Item 8 is filed herewith as Exhibit 16.1.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain ‘‘disclosure controls and procedures,’’ as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the ‘‘Evaluation’’), under the supervision and with the participation of our Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’), of the effectiveness of the design and operation of our disclosure controls and procedures (‘‘Disclosure Controls’’) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO and CFO Certifications Appearing immediately following the signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the members of our Board of Directors and our executive officers. The directors listed below will serve until the next annual meeting of our stockholders. Tonia Pfannenstiel has tendered her resignation as Vice President, Compliance, effective March 24, 2006. The Board of Directors has agreed to accept her resignation.

Name	Age	Position
Howard Katz	64	Chief Executive Officer and Director
Solon Kandel	45	President and Director
Vincent Colangelo	62	Chief Financial Officer
Gerard Maresca	60	Chief Operating Officer
Steven M. Weiss	52	Chief Technology Officer
Tonia Pfannenstiel	36	Vice President, Compliance
David Barnes	63	Director
Peter Dunne	48	Director

The principal occupation for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Howard B. Katz became, effective as of November 16, 2005, our Chief Executive Officer and a Member of our Board of Directors. Mr. Katz is also the Chief Executive Officer and a Director of our wholly-owned subsidiary MDwerks Global Holdings, Inc., which positions he has held since June, 2005. Since July, 2004, Mr. Katz has been a Director and Chief Executive Officer of Xeni Medical Systems, Inc., and Mr. Katz has been the sole Director and Chief Executive Officer of Xeni Medical Billing Corp. since March 2005, and has been the sole Director and Chief Executive Officer of Xeni Financial Services, Corporation since February 2005. From December, 2002 until October, 2004, Mr. Katz was Chief Executive Officer of ViewPoint Exams International, Inc., a company that facilitated independent medical examinations in connection with insurance and litigation matters. From August 1998 to December, 2002, Mr. Katz was the Chief Executive Officer of Imagine Networks, Inc., a company based in New York City that engaged in prepaid telecommunications and financial services. Mr. Katz served on the Board of Directors of American United Global, Inc., a publicly traded company from April 1996 until August 2005. Mr. Katz has over 35 years of operating, financial and senior management experience, in both public and private companies. His responsibilities have included numerous progressive positions as CFO, President and CEO of ‘‘high tech’’, software development and other high growth businesses, including one involving banking transactions. Mr. Katz was President of National Fiber Network, Inc. which later became MetroMedia Fiber Network, Inc. and reached a peak public market capitalization of over $30 billion. Mr. Katz has been a principal in, or helped consummate, numerous public offerings and other successful business ventures. Mr. Katz received an MBA from New York University.

Solon L. Kandel became, effective as of November 16, 2005, our President and a member of our Board of Directors. Mr. Kandel is also the President and a Director of MDwerks Global Holdings, Inc., which positions he has held since June, 2005. Since July, 2004, Mr. Kandel has been a Director and President of Xeni Medical Systems, Inc., and Mr. Kandel has been President of Xeni Medical Billing Corp. since March 2005, and has been President of Xeni Financial Services, Corporation since February 2005. Since November 2000, Mr. Kandel has been the Chief Executive Officer and Managing Member of The Ashwood Group, L.L.C., a venture development and business consulting company based in Springfield, New Jersey. From April 1999 to October 2000, Mr. Kandel was the President, Chief Executive Officer of Independent Wireless One, Inc., a wireless voice, data and internet company based in Albany, New York. From April 1999 to April 2002, Mr. Kandel also served as a member of the Board of Directors of Independent Wireless One, Inc. Mr. Kandel has enjoyed over 15 years of progressive and diverse operating and senior management experience, ranging from start-up to large, multi-billion dollar company environments. Prior to business management, Mr. Kandel performed corporate and banking transactions law for several years and was a Senior Attorney at McCaw Cellular Communications. Mr. Kandel received a JD from Rutgers University School of Law and is a Truman Scholar.

Vincent Colangelo became, effective as of November 16, 2005, our Chief Financial Officer. Since July, 2005, until becoming our Chief Financial Officer, Mr. Colangelo provided consulting services to us. Since March 2004, Mr. Colangelo was the President and Principal Consultant of Weston Business Advisors, Inc., a business consulting company based in Weston, Florida. From January 2003 to March 2004, Mr. Colangelo was the President of Cartridge World Florida in Weston, Florida, a master franchisee for the State of Florida for a world wide print cartridge refilling organization. From September 1995 to December 2002, Mr. Colangelo was the President and Principal Consultant of Birchwood Associates, Inc., a business consulting company based in Weston, Florida. Mr. Colangelo has over 35 years of financial executive and operational management experience. As a principal of the management consulting firms, Mr. Colangelo provided interim CFO, COO and general financial consulting services to clients ranging from small businesses to Fortune 100 companies. Mr. Colangelo brings to us a unique combination of financial management skills, industry experience and familiarity with our product line. Mr. Colangelo was also President of a start-up multi-national publishing company and worked at Xerox’ world headquarters as a consolidations and regulatory reporting manager and as a financial planning manager. Mr. Colangelo received an MBA and a BBA from Iona College and is a former New York State CPA.

Gerard Maresca became, effective February 14, 2006, our Chief Operating Officer. From November 16, 2005 until February 14, 2006, Mr. Maresca was our Vice President of Business Development. Prior to joining us, since January 2004, Mr. Maresca has operated a technology and business consulting company called GMAR, Inc. From February 2000 to October 2003, Mr. Maresca was the Executive Vice President and Chief Technology Officer of MEDwerks, LLC, and was responsible for development of our products. Mr. Maresca has 28 years of technology, engineering, and program management experience, focused on hardware and software development of computer based products. Mr. Maresca has served as a hardware and software system architect, with experience in Internet and web applications. While Product Director at Intel Corp. (‘‘Intel’’) for 9 ½ years, he managed development of Intel's i860program parallel microprocessor, product marketing, manufacturing and R&D, as well as new business development and client support. Mr. Maresca was also Vice President at Diagnostic Retrieval Systems, Inc. for 8 years until he began working with MEDwerks, LLC. Mr. Maresca received a BSEC from Brooklyn Polytech, and a MSCS from Columbia University. He holds five U.S. patents and has published.

Stephen M. Weiss became, effective as of November 16, 2005, our Chief Technology Officer. Mr. Weiss has provided consulting services to us and served as acting Chief Technology Officer of MDwerks Global Holdings, Inc. since March 2005. From March 2002 to March 2005, Mr. Weiss was the Chief Technology Officer and Chief Operating Officer of Enterprise Technology Corporation, a financial software services consulting company that served many Fortune 500 clients. From September 1999 to November 2001, Mr. Weiss was the Chief Technology Officer at Imagine Networks, Inc., where he designed and managed the development of electronic payment systems linked to telecommunications pre-paid systems. Prior to joining Imagine Networks, Inc., he co-founded AstraTek, a software products and consulting firm that developed products and consulting services for financial and technology companies including Microsoft, IBM and Citrix. Mr. Weiss also served as Vice President at Bankers Trust Company for over 13 years, where he developed a number of advanced communication systems, including a global cryptography-based authentication system and links in Tokyo between the bank’s back office systems and the Bank of Japan’s money transfer and clearance systems. Mr. Weiss received a BA from Buffalo State College.

Tonia Pfannenstiel became, effective as of November 16, 2005, our Vice President of Compliance. Since February 2003, Ms. Pfannenstiel has been self-employed as a legal, compliance and medical billing/coding consultant, and has provided consulting services to us since January 2005. From December 2001 to February 2003, Ms. Pfannenstiel was an Associate at Panza, Maurer & Maynard, P.A. where she was responsible for healthcare regulatory matters, including reimbursement, licensure, fraud and abuse, compliance and HIPAA. From July 2000 to December 2001, Ms. Pfannenstiel was a legal assistant at Catri, Holton, Kessler, Kessler & Tuzzio, P.A., a law firm specializing in insurance defense. Ms. Pfannenstiel has enjoyed 15 years of education and experience in healthcare operations, regulations and finance. She has extensive administrative, billing and coding experience in various healthcare fields. Ms. Pfannenstiel received a JD from St. Louis University with a certificate in Health Law.

David Barnes became, effective as of November 16, 2005, a member of our Board of Directors and will serve on our Audit Committee and our Compensation Committee. Mr. Barnes has served as the Chief Financial Officer of American United Global, Inc., from May 15, 1996 to the present and has been Chief Financial Officer of Cyber Defense Systems, Inc. (OTCBB: CYDF) since August 1, 2005. Mr. Barnes has also been a director of American United Global, Inc. since August 1996. Mr. Barnes is also a member of the board of directors and Audit Committee of each of SearchHelp, Inc. (OTCBB: SHLP), Thinkpath, Inc (OTCBB: THPHF) and Roadhouse Foods, Inc. (OTCBB: RHSE) and was a director and Audit Committee member of In Veritas Medical Diagnostics from August 2004 to February 2005.

Peter Dunne became, effective as of November 16, 2005, a member of our Board of Directors and will serve on our Audit Committee and our Compensation Committee. Mr. Dunne has spent over 20 years in communications management. Currently he is President and partner of Franklin/Trade Graphics, LLC, a full service graphic services company, a position he has held since July 2002. From March 2002 to July 2002 he was Regional General Manager for Kelmscott Communications, LLC overseeing Franklin Graphics, Trade Litho, Little River Press, and Lauderdale Graphics. From to September 2000 to July 2002 he held the position of Regional Controller for the same companies. From September 1982 to September 2000 he was Vice President and Controller of Franklin Graphics. Mr. Dunne’s other experiences include positions in Dataco, a national data entry service business, and Robertson Leasing Corp, an equipment leasing company, both formerly divisions of Robertson Financial Corporation. Mr. Dunne is on the Board of Directors of the Printing Association of Florida and on the CEO Advisory Board to the Printing Industries of America.

Board of Director Composition and Committees

The Company’s Board of Directors is comprised of four directors, Messrs. Katz, Kandel, Barnes and Dunne. We expect to increase the size of our Board of Directors to five directors. David Barnes and Peter Dunne will serve as the initial members of our Audit Committee and Compensation Committee. We intend to have three independent parties serve on each of the Audit Committee and the Compensation Committee.

Director Compensation

We intend to compensate non-management directors through the issuance of stock awards including, without limitation, stock options, restricted stock awards, stock grants and/or stock appreciation rights.

Audit Committee Financial Expert

David Barnes will serve on our Audit Committee as an audit committee financial expert. Mr. Barnes is independent (as such term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act).

Executive Officer Employment Agreements

Effective January 1, 2006, each of Howard B. Katz, Solon L. Kandel, Vincent Colangelo, Stephen W. Weiss and Gerard J. Maresca entered into an employment agreement with us. The employment agreements with Messrs. Katz and Colangelo extend for a term expiring on December 31, 2008, and the employment agreements with Messrs. Kandel, Weiss and Maresca extend for a term expiring on December 31, 2006. Pursuant to these employment agreements, Mr. Katz has agreed to devote substantially all of his time, attention and ability, and Messrs. Kandel, Colangelo, Weiss and Maresca have agreed to devote all of their time, attention and ability, to our business as our Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer and Vice President-Business Development, respectively. The employment agreements provide that Messrs. Katz, Kandel, Colangelo, Weiss and Maresca will receive a base salary during calendar year 2006 at an annual rate of $195,000, $175,000, $150,000, $150,000 and $150,000, respectively, for services rendered in such positions. During calendar years 2007 and 2008 under the employment agreements for Messrs. Katz and Colangelo, their annual base salaries will be increased to $225,000 and $300,000 for Mr. Katz, and $175,000 and $200,000 for Mr. Colangelo, respectively. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals. The cash bonuses range from up to 25% of the executive’s annual base salary for Messrs. Weiss and Maresca, up to 100% of the executive’s annual base salary for Messrs. Kandel and Colangelo, and up to 150% of the executive’s annual base salary for Mr. Katz. Each of Messrs. Katz, Kandel, Colangelo, Weiss and Maresca are entitled to participate in our 2005 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive up to a specified monthly amount for the business use of his personal car and cell phone. Under Mr. Kandel’s employment agreement, we also agreed to reimburse him for expenses of up to $18,000 in connection with his relocation to Florida.

The employment agreements provide for termination by us upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement or, if longer, for one year in the case of Mr. Kandel and two years in the case of Messrs. Katz and Colangelo. Messrs. Katz, Kandel and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted to him under our 2005 Incentive Compensation Plan. We intend to obtain commitments for key-man life insurance policies for our benefit on the lives of Messrs. Katz, Kandel and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, we have agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Katz, Kandel and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies.

In the event of a change of control of our company, Messrs. Katz, Kandel and Colangelo may terminate their employment with us within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements. The employment agreements with Messrs. Weiss and Maresca do not have any change of control provisions.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with our business during the terms of such employment agreements and one year thereafter, (b) prohibiting the executive from disclosure of confidential information regarding us at any time and (c) confirming that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

The foregoing summaries of our employment agreements are qualified by reference to the full texts of the form of each of the Senior Executive Level Employment Agreement and Executive Level Employment Agreement, filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K, filed with the SEC on January 5, 2006, respectively, each of which is incorporated herein in its entirety.

Currently, we do not have an employment agreement with Tonia Pfannenstiel and, therefore, her employment is on an ‘‘at-will’’ basis.

Indemnification of Directors and Officers

As permitted by the provisions of the Delaware General Corporation Law (the ‘‘DGCL’’), we have the power to indemnify any person made a party to an action, suit or proceeding by reason of the fact that they are or were a director, officer, employee or agent of ours, against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by them in connection with any such action, suit or proceeding if they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest and, in any criminal action or proceeding, they had no reasonable cause to believe their conduct was unlawful. Termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which they reasonably believed to be in or not opposed to our best interests, and, in any criminal action or proceeding, they had no reasonable cause to believe their conduct was unlawful.

We must indemnify a director, officer, employee or agent who is successful, on the merits or otherwise, in the defense of any action, suit or proceeding, or in defense of any claim, issue, or matter in the proceeding, to which they are a party because they are or were a director, officer, employee or agent, against expenses actually and reasonably incurred by them in connection with the defense.

We may provide to pay the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding as the expenses are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that they are not entitled to be indemnified.

The DGCL also permits a corporation to purchase and maintain liability insurance or make other financial arrangements on behalf of any person who is or was

•	a director, officer, employee or agent of ours,

•	or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprises.

Such coverage may be for any liability asserted against them and liability and expenses incurred by them in their capacity as a director, officer, employee or agent, or arising out of their status as such, whether or not the corporation has the authority to indemnify them against such liability and expenses.

Insofar as indemnification for liabilities arising under the Securities Act, as amended, may be permitted to officers, directors or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

Code of Ethics

We adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires executive officers and directors, and persons who beneficially own more than ten (10%) percent of the common stock of a company with a class of securities registered under the Securities Exchange Act of 1934, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, is not currently applicable to us.

ITEM 10.	EXECUTIVE COMPENSATION

Incentive Compensation Plan

In November, 2005, we approved the MDwerks, Inc. 2005 Incentive Compensation Plan (the ‘‘Incentive Plan’’). The Incentive Plan covers grants of stock options, grants of equity securities, dividend equivalents and other customary items covered by such plans. Persons eligible to receive awards under the Incentive Plan are the officers, directors, employees, consultants and other persons who provide services to us or any Related Entity (as defined in the Incentive Plan).

The Incentive Plan will be administered by our Compensation Committee, however, the Board of Directors can exercise any power or authority granted to the Compensation Committee under the Incentive Plan, unless expressly provided otherwise in the Incentive Plan.

We will reserve between five to ten percent of our authorized Common Stock for issuance pursuant to grants under the Incentive Plan.

As of February 1, 2006, the following awards have been granted to the executive officers named in this prospectus under the Incentive Plan.

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees
Howard Katz	50,000	[1]	400,000	[2]	42.5%
Solon Kandel	50,000	[1]	275,000	[3]	30.7%
Vincent Colangelo	50,000	[1]	100,000	[4]	14.2%
Gerald Maresca	30,000	[5]	—		2.8%
Stephen Weiss	30,000	[5]	—		2.8%
Phil Margetts	20,000	[6]			1.9%

[1]	Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant and (ii) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006.

[2]	Consists of options to purchase 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant.

[3]	Consists of options to purchase 275,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant.

[4]	Consists of options to purchase 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant.

[5]	Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant and (ii) options to purchase 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006.

[6]	Consists of options to purchase 20,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant.

The following awards have been granted to the executive officers named in this prospectus under the Incentive Plan in the last fiscal year.

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options	Percentage of all Options Granted to Employees in Last Fiscal Year
Howard Katz	25,000	[1]	—	12.5%
Solon Kandel	25,000	[1]	—	12.5%
Vincent Colangelo	25,000	[1]	—	12.5%
Gerald Maresca	25,000	[2]	—	12.5%
Stephen Weiss	25,000	[2]	—	12.5%
Phil Margetts	20,000	[3]		10.0%

[1]	Consists of options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant.

[2]	Consists of options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant.

[3]	Consists of options to purchase 20,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant.

Executive Compensation

The following executives received compensation from MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc. in the amounts set forth in the chart below for the twelve months ended December 31, 2005. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
								Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)		Securities Underlying Options /SARs		LTIP Payouts	All Other Compensation
Howard Katz	2005	$79,231	—	$50,769	[1]	—		25,000	[3]	—	—
Chief Executive Officer and Director	2004	—	—	—		$28,800	[2]	—		—	—
Solon Kandel	2005		—	$46,154	[4]	—		25,000	[3]	—	—
President and Director	2004	$53,846	—	—		$20,000	[5]	—		—	—
Vincent Colangelo	2005	$50,385	—	$25,500	[6]	—		25,000	[3]	—	—
Chief Financial Officer	2004	—	—	—		—		—		—	—
Gerard Maresca	2005	$40,296		$90,185	[7]	—		25,000	[3]	—	—
Vice President, Business Development	2004	—		—		—		—		—	—
Steven M. Weiss	2005	$33,391		$67,000	[8]	—		25,000	[3]	—	—
Chief Technology Officer	2004	—		—		—		—		—	—
Tonia Pfannenstiel	2005	$30,557		$43,191	[9]	—		—		—	—
Vice President, Compliance	2004	—		—		—		—		—	—

[1]	$18,333 was paid to Mr. Katz as consulting fees and $32,436 was paid to Greater Condor Evaluations, Inc., an entity owned and controlled by Mr. Katz, as consulting fees.

[2]	720,000 shares of Common Stock of MDwerks Global Holdings, Inc., were issued to 7/31/42 Corp., an entity controlled by Mr. Katz, for services rendered at a value of $0.04 per share. Such shares were exchanged for 113,813 shares of Class A Common Stock of the Company in connection with the Merger.

[3]	Consists of incentive stock options granted in December 29, 2005, exercisable at a price of $3.25 per share, and vesting in 1/3 increments on each anniversary date of the date of grant.

[4]	$33,333 was paid to Mr. Kandel as consulting fees and $12,821 was paid to The Ashwood Group, LLC, an entity owned and controlled by Mr. Kandel, as consulting fees.

[5]	500,000 shares of Common stock of MDwerks Global Holdings, Inc., were issued to Mr. Kandel for services rendered at a value of $0.04 per share. Such shares were exchanged for 79,037 shares of Class A Common Stock in connection with the Merger.

[6]	Paid as consulting fees to Weston Business Advisors, Inc., a corporation owned and controlled by Mr. Colangelo.

[7]	Paid as consulting fees to GMAR, Inc., a corporation owned and controlled by Mr. Maresca.

[8]	Paid as consulting fees to Argent Consulting Services, Inc., a corporation owned and controlled by Mr. Weiss.

[9]	Paid as consulting fees to Ms. Pfannenstiel.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on February 1, 2006, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name of Beneficial Owner	No. of Shares		Percentage of Shares Outstanding
Howard B. Katz	1,197,814	(1)	10.4%
Solon Kandel	1,018,310		8.8%
Vincent Colangelo	0		0.0%
Steven Weiss	65,809		0.6%
Gerard Maresca	71,713		0.6%
Tonia Pfannenstiel	23,350		0.2%
David Barnes	0		0.0%
Peter Dunne	39,519		0.3%
Directors and officers as a group (8 persons):	2,416,515		20.9%
Persons known to beneficially own more than 5% of the outstanding Common Stock:
MEDwerks, LLC	5,115,912	(2)	44.3%

(1)	Includes 113,813 shares of Common Stock owned by 7/31/42 Corp., an entity controlled by Howard Katz as the sole officer and director. Mr. Katz is not a shareholder of 7/31/42 Corp.

(2)	These shares are owned by MEDwerks, LLC, an entity controlled by Dr. Jack Nudel, MDwerks’ former Chairman, as Managing Member and as majority member.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stephen Katz, the son of Howard Katz, the Company’s Chief Executive Officer, is a partner at Peckar & Abramson, P.C., which is the Company’s outside legal counsel. The Company is charged Peckar & Abramson’s standard billing rates for legal services rendered.

ITEM 13.	EXHIBITS

EXHIBITS

Exhibit No.	Exhibits
3.1	Company Certificate of Incorporation[1]
3.2	Amendment to Company’ Certificate of Incorporation changing name to MDwerks, Inc. and amending terms of Blank Check Preferred Stock[2]
3.3	Certificate of Designations Designating Series A Convertible Preferred Stock.[3]
3.4	Bylaws of the Company.[4]
4.1	MDwerks, Inc. 2005 Incentive Compensation Plan.[5]
4.2	Form of Warrants to purchase shares of Common Stock at a price of $2.50 per share.[6]
4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $1.25 per share.[7]
10.1	Agreement of Merger and Plan of Reorganization among Western Exploration, Inc., MDwerks Acquisition Corp. and MDwerks Global Holdings, Inc.[8]
10.2	Placement Agent Agreement by and among the Company, MDwerks and Brookshire Securities Corporation.[9]
10.3	Form of Lock Up Agreement between the Company and executive officers and certain stockholders.[10]
10.4	Form of Private Placement Subscription Agreement.[11]
14.1	Code of Ethics[12]
16.1	Letter on change in certifying accountant[13]
21.1	Subsidiaries[14]
23.1	Consent of Goldstein Golub Kessler LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
99.1	Audit Committee Charter[15]
99.2	Compensation Committee Charter[16]

[1]	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 12, 2004.

[2]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[3]	Incorporated by reference to Exhibit 3.3 to our Registration Statement in Form SB-2, filed with the Commission on March 9, 2006.

[4]	Incorporated by reference to our Re Statement on Form SB-2, filed with the SEC on August 12, 2004.

[5]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[6]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[7]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[8]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 13, 2005.

[9]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[10]	Incorporated by Reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[11]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[12]	Incorporated by reference to Exhibit 14.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[13]	To be filed by amendment.

[14]	Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form SB-2, filed with the Commission on March 9, 2006.

[15]	Incorporated by reference to Exhibit 99.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[16]	Incorporated by reference to Exhibit 99.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2005	2004
Audit Fees[1]	$35,000	$61,500
Audit Related Fees[2]	0	0
Tax Fees[3]	5,750	3,250
All Other Fees[4]	6,500	0

[1]	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Form 8-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in ‘‘audit fees’’ in this table. The services provided by our accountants within this category consisted of advice relating to SEC matters and employee benefit matters.

[3]	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

[4]	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, accounting issues and client conferences.

Through September 30, 2005, Goldstein Golub Kessler LLP (the ‘‘Firm’’) had a continuing relationship with American Express Tax and Business Services Inc. (‘‘TBS’’) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. (‘‘RSM’’). The Firm has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Firm. The Firm manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Committee Pre-Approval Policy

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the years ended December 31, 2005 and 2004, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2005 and 2004 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our audit committee has restricted the non-audit services that Goldstein Golub Kessler and its aligned company may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Goldstein Golub Kessler.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, INC.
By:	/s/ Howard B. Katz
	Name:	Howard B. Katz
	Title:	Chief Executive Officer
	Date:	March 22, 2006

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard B. Katz	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

Howard B. Katz

/s/ Vincent Colangelo	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	March 22, 2006

Vincent Colangelo

/s/ Solon Kandel	President and Director	March 22, 2006

Solon Kandel

/s/ Adam Friedman	Controller	March 22, 2006

Adam Friedman

/s/ David Barnes	Director	March 22, 2006

David Barnes

/s/ Peter Dunne	Director	March 22, 2005

Peter Dunne

MDWERKS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MDwerks, Inc.

We have audited the accompanying consolidated balance sheet of MDwerks, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDwerks, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 25, 2006, except for the second paragraph in Note 10, as to which the date is February 1, 2006 and the third paragraph of Note 10, as to which the date is February 13, 2006

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash	$766,464
Notes receivable	363,845
Prepaid expenses and other	79,231
Total current assets	1,209,540
Property and equipment	80,391
Total assets	$1,289,931
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable	$135,000
Loan payable	98,700
Accounts payable	211,517
Accrued expenses	167,382
Deferred revenues	5,357
Warrant liability	1,735,237
Total current liabilities	2,353,193
Long-term liabilities:
Deferred revenues, less current portion	3,390
Total liabilities	2,356,583
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 11,538,730 shares issued and outstanding	11,539
Additional paid-in capital	15,480,037
Accumulated deficit	(16,558,228)
Total stockholders' deficiency	(1,066,652)
Total liabilities and stockholders' deficiency	$1,289,931

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2005	2004
Revenue:
Service fees	$42,816	$—
Financing income	15,008	—
Total revenue	57,824	—
Operating expenses:
Compensation	364,248	—
Consulting expenses and outside services	880,567	—
Professional fees	359,006	100,520
Selling, general and administrative	434,628	10,704
Total operating expenses	2,038,449	111,224
Loss from operations	(1,980,625)	(111,224)
Other income (expense):
Interest income	1,396	—
Interest expense	(5,242)	(917)
Loss on revaluation of warrant liability	(592,467)	—
Gain on forgiveness of liabilities	—	1,092,003
Total other income (expense)	(596,313)	1,091,086
Net income (loss)	$(2,576,938)	$979,862
NET INCOME (LOSS) PER COMMON SHARE – basic and diluted	$(0.27)	$0.11
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	9,547,492	9,246,339

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY)
For the Years Ended December 31, 2005 and 2004

	Common Stock $.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Number of Shares	Amount
Balance, December 31, 2003, as restated for the recapitalization	9,246,339	$9,247	$13,751,121	$(14,961,152)	$1,200,784
Capital Contributions	—	—	499,090	—	499,090
Net income	—	—	—	979,862	979,862
Balance, December 31, 2004	9,246,339	9,247	14,250,211	(13,981,290)	278,168
Common Stock issued in recapitalization	1,350,000	1,350	(1,350)	—	—
Capital contributions	—	—	550,886	—	550,886
Sale of common stock, net	842,391	842	1,573,160	—	1,574,002
Common stock issued for consulting fees	100,000	100	249,900	—	250,000
Warrant liability	—	—	(1,142,770)	—	(1,142,770)
Net loss	—	—	—	(2,576,938)	(2,576,938)
Balance, December 31, 2005	11,538,730	$11,539	$15,480,037	$(16,558,228)	$(1,066,652)

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,576,938)	$979,862
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	13,256	504
Gain on forgiveness of liabilities	—	(1,092,003)
Revaluation of warrant liability	592,467	—
Common stock issued for services	250,000	—
Changes in assets and liabilities:
Notes receivable	(363,845)	—
Prepaid expenses and other	(79,231)	—
Accounts payable	211,517	(212,296)
Accrued expenses	166,465	917
Deferred revenues	8,747	—
Total adjustments	799,376	(1,302,878)
Net cash used in operating activities	(1,777,562)	(323,016)
Cash flows from investing activities:
Purchase of property and equipment	(81,950)	(11,869)
Net cash used in investing activities	(81,950)	(11,869)
Cash flows from financing activities:
Proceeds from notes payable	135,000	250,000
Proceeds from loan payable	98,700	—
Repayment of related party loans	—	(196,817)
Capital contributions	550,886	499,090
Net proceeds from sale of common stock	1,574,002	50,000
Net cash provided by financing activities	2,358,588	602,273
Net increase in cash	499,076	267,388
Cash – beginning of year	267,388	—
Cash – end of year	$766,464	$267,388
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,429	$—
Noncash investing and financing activities:
Increase in warrant liability	$1,142,770	$—
Note payable contributed to additional paid in Capital as part of recapitalization	$250,000	$—

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On November 16, 2005, a wholly-owned subsidiary of MDwerks, Inc. (f/k/a Western Exploration, Inc., and hereinafter referred to as the ‘‘Company’’) was merged with and into MDwerks Global Holdings, Inc., a Florida corporation (‘‘MDwerks’’), with MDwerks surviving. The Company acquired all of the outstanding capital stock of MDwerks in exchange for issuing 9,352,328 shares of the Company’s common stock, par value $0.001 per share to MDwerks’ stockholders, which at closing of the Merger Agreement represented approximately 87.4% of the issued and outstanding shares of the Company’s common stock. In connection with the Merger, the Company changed its corporate name to MDwerks, Inc.

The acquisition was accounted for as a reverse merger because, on a post-merger basis, the MDwerks stockholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, MDwerks was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented, beginning with the period ending December 31, 2005, are those of the Company for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders’ deficit of the Company prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and MDwerks common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (MDwerks) carried forward after the acquisition.

On June 7, 2005, MDwerks entered into and consummated Share Exchange Agreements with all of the shareholders of each of the Xeni Companies (Xeni Medical Systems, Inc. (‘‘XMS’’), Xeni Financial Services, Corp. (‘‘XFS’’), and Xeni Medical Billing Corp. (‘‘XMB’’)). Pursuant to each of the Share Exchange Agreements, MDwerks acquired 100% of the issued and outstanding shares of each of the Xeni Companies’ common stock.

The acquisition of the Xeni Companies by MDwerks was accounted for as a reverse merger because, on a post-merger basis, the former Xeni shareholders held a majority of the outstanding common stock of MDwerks on a voting and fully diluted basis. As a result, Xeni was deemed to be the acquirer for accounting purposes. Accordingly, the financial statements of MDwerks are those of Xeni for all periods presented.

XMS was incorporated under the laws of the state of Delaware on July 21, 2004. XMS provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management.

XFS was incorporated under the laws of the state of Florida on February 3, 2005. XFS offers financing and advances to health care providers secured by claims processed through the MDwerks system.

XMB was incorporated under the laws of the state of Florida on March 2, 2005. XMB offers health care providers billing services facilitied through the MDwerks system.

Basis of presentation

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, XMS, XFS and XMB. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, ‘‘Disclosures about Fair Value of Financial Instruments,’’ requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash, notes receivable, accounts payable and accrued expenses, notes payable, loans payable and warrant liability approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Advertising

The Company generally expenses advertising costs as incurred. Advertising costs charged to operations were approximately $50,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s (‘‘SEC’’) Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company.

Revenue derived from fees related to claims and contract management services are generally recognized when services are provided to the customer.

The Company provides advance funding services to unaffiliated healthcare providers (the Company’s ‘‘Customer’’). The Customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its Customers to third party payors (the ‘‘Payors’’). The advances are repaid through the remittance of payments of Customer medical claims, by Payors, directly to the Company. The Company withholds from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

Revenue derived from fees related to billing and collection services are generally recognized when the customer’s accounts receivable are collected.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Revenue from implementation fees are generally recognized over the term of the customer’s agreement. Revenue derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Income taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net income (loss) per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of December 31, 2005, the Company had outstanding options to purchase an aggregate of 200,000 shares of common stock and warrants to purchase an aggregate of 704,640 shares of Common Stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the year ended December 31, 2005 since the impact of the stock options and warrants would be antidilutive. As of December 31, 2004, the Company did not have any potential common stock.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure,’’ which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounted for stock options and stock issued to nonemployees for goods or services in accordance with the fair value method of SFAS No. 123.

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, ‘‘Accounting for Stock Based Compensation,’’ the Company’s net loss and loss per share would have been changed by an immaterial amount for the year ended December 31, 2005. There were no options granted in 2004.

Recent accounting pronouncements

The Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 123(R), ‘‘Share-Based Payment,’’ which will require the Company to measure compensation costs for all share-based payments, including employee stock options, at fair value. This statement will be effective for the Company with the quarter beginning January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. The

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Company has decided to use the modified prospective transition method, which require that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. It is expected that the adoption of SFAS 123(R) will have a material impact on the consolidated financial statements. However, uncertainties such as stock price volatility, estimated forfeitures and employee stock option exercise behavior make it difficult to determine what the future stock-based compensation expense will be recorded.

In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (‘‘SFAS 154’’), ‘‘Accounting Changes and Error Corrections,’’ a replacement of APB Opinion No. 20, ‘‘Accounting Changes’’ and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements.’’ SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — NOTES RECEIVABLE

At December 31, 2005, the Company advanced two health care providers under lines of credit agreements aggregating $363,845. The advances are due to be repaid out of providers’ claims collections, as defined in each respective agreement. The Company charged the health care providers interest and other charges as defined in the agreements. At December 31, 2005 no amounts were past due.

Notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At December 31, 2005 the Company has no allowance for doubtful accounts.

NOTE 3 — PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$741
Computer equipment and software	3-5 Years	93,078
		93,819
Less: accumulated depreciation		(13,428)
		$80,391

NOTE 4 — NOTES PAYABLE

The Company has notes payable of $135,000 to unrelated parties that bear interest at 8%. The outstanding principal and all accrued and unpaid interest is due and payable 180 days from the date of

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

each loan through July 2006. At the Company’s option, all or any part of the outstanding principal balance and accrued interest may be prepaid. In the event the Company raises $2.5 million or more in a financing transaction involving the sale of equity securities, the notes shall become due and payable at the closing of such transaction. Additionally, in such event, the Company shall grant to the note holders four-year warrants to purchase an aggregate of 135,000 shares of the Company’s common stock or the Company’s successor parent company at $1.25 per share. See Note 10 for subsequent event regarding conversion of certain notes payable.

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $98,700. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

NOTE 6 — STOCKHOLDERS’ DEFICIENCY

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Common stock

Prior to the consummation of the Merger Agreement, former shareholders of the Xeni companies contributed capital of $550,886.

In August and September 2005, the Company sold 105,991 shares of common stock for proceeds of $119,229 (net of placement fees of $13,250).

In November 2005, the Company issued 100,000 shares as consulting fees in connection with the merger. These shares were valued at $2.50 per share, which is the value of the shares in the offering described below. The Company recorded $250,000 in noncash stock-based consulting expense during the year ended December 31, 2005.

In November and December 2005, pursuant to a Confidential Private Placement Memorandum dated June 13, 2005, as amended, the Company commenced a private offering of up to $5,000,000 in units, each unit costing $25,000 and consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of the Company’s common stock exercisable at $2.50 per share (the ‘‘Offering’’). Through December 31, 2005, the Company sold 64.04 units for net proceeds of $1,454,773 and issued 640,400 shares of common stock and issued warrants to purchase an aggregate of up to 640,600 shares of common stock at an exercise price of $2.50 per share.

Brookshire Securities Corporation (‘‘Brookshire’’), a NASD broker dealer, acted as selling agent in connection with the offering. The Company was to pay Brookshire a total of eight percent (8%) of the total proceeds resulting from the sale of the securities. The Company also was to reimburse Brookshire for its expenses in the amount of two percent (2%) of the selling price of the securities sold on a non-accountable basis. Through December 31, 2005, the Company paid placement agent fees of $80,000 in full satisfaction of all cash placement fees due. As additional compensation to Brookshire, the Company shall issue equity compensation in the form of up to 300,000 shares of the Company’s common stock determined on a pro rata basis by comparison of the gross proceeds raised compared to the maximum offering and, in the event of the exercise of the over-allotment option, up to an additional 275,000 shares of common stock determined on a pro rata basis by comparison of the gross proceeds raised in the over-allotment to the full amount of the over-allotment. As of December 31, 2005, the Company issued to Brookshire 96,000 shares of the Company’s common stock as a placement fee.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Stock options

In November 2005, the Company and its stockholders approved the MDwerks, Inc. 2005 Incentive Compensation Plan (the ‘‘Incentive Plan’’). The Incentive Plan covers grants of stock options, grants of equity securities, dividend equivalents and other customary items covered by such plans. Persons eligible to receive awards under the Incentive Plan are the officers, directors, employees, consultants and other persons who provide services to the Company or any related entity (as defined in the Incentive Plan). The Incentive Plan will be administered by the Company’s Compensation Committee; however, the Board of Directors can exercise any power or authority granted to the Compensation Committee under the Incentive Plan, unless expressly provided otherwise in the Incentive Plan. The Company will reserve between five to ten percent of the Company’s authorized common stock for issuance pursuant to grants under the Incentive Plan.

On December 29, 2005, the Company granted options to purchase 200,000 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $3.25 per share. The options vest over a three-year term and expire on December 29, 2015. The fair value of these options was approximately $598,000 using the Black-Scholes pricing model. The assumptions used were: interest free rate of 3.75%, 105% volatility, 10-year term and no expected dividends.

Common stock warrants

In connection with the Offering, the Company issued to investors three-year warrants to purchase an aggregate of 640,600 shares of its common stock at an exercise price of $2.50 per share, which expire on November 16, 2008.

In connection with the Offering, the Company issued Brookshire five-year warrants to purchase, at an exercise price of $1.25 per share, the number of shares of common stock equal to 10% of the number of shares of common stock sold in the Offering. As of December 31, 2005, the Company issued warrants to purchase an aggregate of 64,040 shares of its common stock to Brookshire for its services with regard to the offering at an exercise price of $1.25 per share, which expire on November 16, 2010.

A summary of the status of the Company’s common stock shares into which outstanding stock warrants are excercisable as of December 31, 2005 and changes during the year ending on that date is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2004	—	$—
Issued	704,640	2.25
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2005	704,640	$2.25
Common stock issuable upon exercise of warrants	704,640	$2.25
Weighted-average fair value of Common stock issuable	$2.25

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

The following information applies to common stock issuable upon exercise of the warrants outstanding at December 31, 2005:

	Common Stock issuable upon exercise of Warrants Outstanding			Common Stock issuable upon Warrants Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.25	64,040	4.90	$1.25	64,040	$1.25
$2.50	640,600	2.90	$2.50	640,600	$2.50

Registration rights

The Company has agreed to use its best efforts to file a ‘‘resale’’ registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including shares of common stock and underlying warrants issued to the Placement Agent) issued in connection with the Private Placement following the termination of the Private Placement which was terminated on December 31, 2005. The Company has agreed that it will maintain the effectiveness of the ‘‘resale’’ registration statement from the effective date through and until the earlier of two years and the time at which exempt sales pursuant to Rule 144(k) may be permitted. The Company will use its best efforts to respond to any SEC comments to the ‘‘resale’’ registration statement on or prior to the date which is 20 business days from the date such comments are received, but in any event not later than 30 business days from the date such comments are received. The Company has agreed to use its best efforts to have such ‘‘resale’’ registration statement declared effective by the SEC as soon as possible after the initial filing date.

In the event the ‘‘resale’’ registration statement is not filed with the SEC on or prior to the date which is 180 days after the last closing date of the Private Placement, each investor in the Private Placement will receive as liquidating damages an additional number of shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private Placement for each month (or portion thereof) that the Registration Statement is not so filed, provided that the aggregate increase in such shares of common stock as a result of the delinquent filing will in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

In the event that the Company fails to respond to SEC comments to the Registration Statement within 30 business days, each investor in the Private Placement will receive an additional number of shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private Placement for each month (or portion thereof) that a response to the comments to the Registration Statement has not been submitted to the SEC, provided that the aggregate increase in such shares shall in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the Company has initially accounted for the fair value of the warrants as a liability since the Company will incur penalties if the Company cannot comply with the warrant holders’ registration rights. As of the closing date of the private placement the fair value of the warrants was $1,142,770 calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the Company’s common stock from the closing date through the date of filing of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. The Company recorded a charge to operations of $592,467 during the year ended December 31, 2005 to reflect the change in market value of the warrants. At the date the Company files the registration statement, the fair value of the warrants will be reclassified to equity.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

At December 31, 2005, the assumptions used in valuing the warrants include:

Risk free interest rate (annual)	3.75
Expected volatility	105%
Expected life	3-5 years
Assumed dividends	none

NOTE 7 — INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

The Company has net operating loss carryforwards for tax purposes totaling approximately $2,262,000 at December 31, 2005, expiring through the year 2025 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset by taxable income after a change in control (generally greater than a 50% change in ownership). The Company recorded a deferred tax asset of approximately $860,000 offset by a full valuation of $860,000 since it is more likely than not that the deferred tax asset will not be realized.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal 2005 and 2004:

	2005	2004
Computed ‘‘expected’’ tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(4.0)%	(4.0)%
Other permanent differences	10.0%	0.0%
Change in valuation allowance	28.0%	38.0%
Effective tax rate	0.0%	0.0%

NOTE 8 — GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a stockholders’ deficiency of $1,066,652, and a working capital deficiency of $1,143,653 at December 31, 2005.

While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue provide the opportunity for the Company to continue as a going concern.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9 — COMMITMENTS

Employment agreements

Effective January 1, 2006, the Company entered into employment agreements with Howard B. Katz, Solon L. Kandel, Vincent Colangelo, Stephen W. Weiss and Gerard J. Maresca. The employment agreements with Messrs. Katz and Colangelo extend for a term expiring on December 31, 2008, and the employment agreements with Messrs. Kandel, Weiss and Maresca extend for a term expiring on December 31, 2006. Pursuant to these employment agreements, Mr. Katz has agreed to devote substantially all of his time, attention and ability, and Messrs. Kandel, Colangelo, Weiss and Maresca have agreed to devote all of their time, attention and ability, to the Company’s business as the Company’s Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer and Vice President-Business Development, respectively. The employment agreements provide that Messrs. Katz, Kandel, Colangelo, Weiss and Maresca will receive a base salary during calendar year 2006 at an annual rate of $195,000, $175,000, $150,000, $150,000 and $150,000, respectively, for services rendered in such positions. During calendar years 2007 and 2008 under the employment agreements for Messrs. Katz and Colangelo, the annual base salaries will be increased to $225,000 and $300,000 for Mr. Katz, and $175,000 and $200,000 for Mr. Colangelo, respectively. In addition, each executive may be entitled to receive, at the sole discretion of the Board of Directors, cash bonuses based on the executive meeting and exceeding performance goals of the Company. The cash bonuses range from up to 25% of the executive’s annual base salary for Messrs. Weiss and Maresca, up to 100% of the executive’s annual base salary for Messrs. Kandel and Colangelo, and up to 150% of the executive’s annual base salary for Mr. Katz. Messrs. Katz, Kandel, Colangelo, Weiss and Maresca are entitled to participate in the 2005 Incentive Compensation Plan.

The Company has also agreed to pay or reimburse each executive up to a specified monthly amount for the business use of his personal car and cell phone. Lastly, under Mr. Katz’s employment agreement, the Company agreed to reimburse him up to a specified monthly amount for the required business use of a home office and for the business use of a portion of his personal home for business guest lodging, meetings and entertainment, and under Mr. Kandel’s employment agreement, the Company agreed to reimburse him up to a fixed amount for expenses in connection with his relocation to Florida.

The employment agreements provide for termination by the Company upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive-day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by the Company without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement or, if longer, for one year in the case of Mr. Kandel, and two years in the cases of Messrs. Katz and Colangelo. Messrs. Katz, Kandel and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted to them under the Company’s 2005 Incentive Compensation Plan. The Company intends to obtain commitments for key-man life insurance policies for the Company’s benefit on the lives of Messrs. Katz, Kandel and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, the Company has agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Katz, Kandel and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies.

In the event of a change of control of our company, Messrs. Katz, Kandel and Colangelo may terminate their employment within six months after such event and will be entitled to continue to be

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

paid pursuant to the terms of their respective employment agreements. The employment agreements with Messrs. Weiss and Maresca do not have any change of control provisions.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with the Company's business during the terms of such employment agreements and one year thereafter, (b) prohibiting the executive from disclosure of confidential information regarding the Company at any time and (c) confirming that all intellectual property developed by the executive and relating to the Company constitutes the sole and exclusive property of the Company.

NOTE 10 — SUBSEQUENT EVENTS

On January 3, 2006, the Company granted options to purchase 860,000 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $3.40 per share. The options vest as to 33.33% of such shares on each of the first and second anniversaries of the date of grant and as to 33.34% of such shares on the third anniversary of the date of grant, and expire on January 3, 2016 or earlier due to employment termination. As of January 1, 2006, the Company will account for stock options issued to employees in accordance with the provisions of SFAS 123(R) and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 3.75% and a term of 10 years. In connection with these options, the Company valued these options at a fair market value of approximately $2,690,000 and will record stock-based compensation expense over the vesting period.

On February 1, 2006, the Board of Directors of the Company authorized the creation of 1,000 shares of $.001 par value Series A convertible preferred stock with a liquidation value of $60,000 per share (subject to adjustment in the event of stock splits, combinations or similar events). The Series A convertible preferred stock shall not be entitled to receive dividends or other distributions from the Company. Each holder of record of shares of the Series A convertible preferred stock shall have the right at such holder’s option, at any time and from time to time, to convert any of such shares of Series A convertible preferred stock into fully paid shares of common stock. Each share of Series A convertible preferred stock shall initially be convertible into 20,000 shares of common stock (the ‘‘Conversion Rate’’), subject to adjustment due to consolidation, merger or sale or common stock dividends. The holders of shares of Series A convertible preferred stock shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall have such number of votes equal to the number of shares of the Company’s common stock into which such holders’ shares of Series A convertible preferred stock are convertible. No Series A convertible preferred shares have been issued.

On February 13, 2006, $45,000 of the notes payable plus accrued interest of $1,342 as described in Note 4 was converted into 92,685 shares of the Company’s common stock in full satisfaction of the notes payable. In connection with the conversion of the notes payable, the Company will record a loss on extinguishment of debt of approximately $181,000 in the quarter ended March 31, 2006 since the notes were extinguished at a conversion rate lower than the fair value of the common stock on the date of conversion.