Form 10KSB/A
period 2005-12-31
MDwerks, Inc.
filed 2006-04-03
CIK 1295514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A
(Mark One)
   [X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

   [_]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________
                        COMMISSION FILE NUMBER 333-118155

                           ---------------------------

                                  MDWERKS, INC.
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                        33-1095411
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

                            WINDOLPH CENTER, SUITE I
                              1020 N.W. 6TH STREET
                            DEERFIELD BEACH, FL 33442
              (Address of Principal Executive Offices and Zip Code)

                           ---------------------------

Issuer's Telephone Number:  (954) 834-0352

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                       [X]

Revenues during the fiscal year ended December 31, 2005 were $57,824.00.

The aggregate market value of the issuer's common equity held by non-affiliates, as of March 15, 2006 was $13,555,729.00.

As of March 15, 2006, there were 11,732,415 shares of the issuer's common equity outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes  [_]    No  [X]

ITEM 13.   EXHIBITS

                                    EXHIBITS

 EXHIBIT NO.       EXHIBITS
 -----------       --------
     3.1           Company Certificate of Incorporation(1)
     3.2           Amendment to Company' Certificate of Incorporation changing name to MDwerks, Inc. and amending terms of Blank Check
                   Preferred Stock(2)
     3.3           Certificate of Designations Designating Series A Convertible
                   Preferred Stock.(3)
     3.4           Bylaws of the Company.(4)
     4.1           MDwerks, Inc. 2005 Incentive Compensation Plan.(5)
     4.2           Form of Warrants to purchase shares of Common Stock at a
                   price of $2.50 per share.(6)
     4.3           Form of Warrants issued to Placement Agent (and sub-agents)
                   to purchase shares of Common Stock at a price of $1.25 per share.(7)
     10.1          Agreement of Merger and Plan of Reorganization among Western
                   Exploration, Inc., MDwerks Acquisition Corp. and MDwerks
                   Global Holdings, Inc.(8)
     10.2          Placement Agent Agreement by and among the Company, MDwerks and Brookshire Securities Corporation.(9)
     10.3          Form of Lock Up Agreement between the Company and executive officers and certain stockholders.(10)
     10.4          Form of Private Placement Subscription Agreement.(11)
     14.1          Code of Ethics(12)
     16.1          Letter on change in certifying accountant
     21.1          Subsidiaries(13)
     23.1          Consent of Goldstein Golub Kessler LLP
     31.1          Section 302 Certification of Principal Executive Officer
     31.2          Section 302 Certification of Principal Financial Officer
     32.1          Section 906 Certification of Principal Executive Officer
     32.2          Section 906 Certification of Principal Financial Officer
     99.1          Audit Committee Charter(14)
     99.2          Compensation Committee Charter(15)

----------

(1)   Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 12, 2004.
(2)   Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(3)   Incorporated by reference to Exhibit 3.3 to our Registration Statement in
      Form SB-2, filed with the Commission on March 9, 2006.
(4)   Incorporated by reference to our Re Statement on Form SB-2, filed with the
      SEC on August 12, 2004.
(5)   Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(6)   Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(7)   Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(8)   Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 13, 2005.
(9)   Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(10)  Incorporated by Reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(11)  Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(12)  Incorporated by reference to Exhibit 14.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.
(13)  Incorporated by reference to Exhibit 21.1 to our Registration Statement on
      Form SB-2, filed with the Commission on March 9, 2006.
(14)  Incorporated by reference to Exhibit 99.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.
(15)  Incorporated by reference to Exhibit 99.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MDwerks, INC.

                                  By:      /s/ Howard B. Katz
                                         -------------------------------------
                                         Name:  Howard B. Katz
                                         Title: Chief Executive Officer
                                         Date:  March 29, 2006

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                            DATE
---------                            -----                                            ----

   /s/ Howard B. Katz                Chief Executive Officer and Director             March 29, 2006
--------------------------------     (Principal Executive Officer)
Howard B. Katz

   /s/ Vincent Colangelo             Chief Financial Officer and Secretary            March 29, 2006
--------------------------------     (Principal Accounting and Financial Officer)
Vincent Colangelo

   /s/ Solon Kandel                  President and Director                           March 29, 2006
--------------------------------
Solon Kandel

   /s/ Adam Friedman                 Controller                                       March 29, 2006
--------------------------------
Adam Friedman

   /s/ David Barnes                  Director                                         March 29, 2006
--------------------------------
David Barnes

/s/ Peter Dunne                      Director                                         March 29, 2006
----------------
Peter Dunne