Form 10QSB
period 2006-03-31
MDwerks, Inc.
filed 2006-05-11
CIK 1295514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from            to
                                           ----------    ----------

                       Commission File Number: 333-118155

                                  MDWERKS, INC.
                                  -------------
          (Exact name of small business issuer as specified in charter)

                  Delaware                               33-1095411
                  --------                               ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                            WINDOLPH CENTER, SUITE I
                              1020 N.W. 6TH STREET
                            DEERFIELD BEACH, FL 33442
                            -------------------------
               (Address of principal executive offices)(Zip Code)

                                 (954) 834-0352
                                 --------------
                (Issuer's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,732,415 shares at May 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                                  MDWERKS, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                      INDEX

                                                                                               Page
                                                                                               ----

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet
                  As of March 31, 2006 (Unaudited) and December 31, 2005                           3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005                               4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005                               5

         Notes to Unaudited Consolidated Financial Statements                                   6-14

         Item 2 - Management's Discussion and Analysis or Plan of Operation                    15-19

         Item 3 - Controls and Procedures                                                         20

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                               21

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                     21

         Item 3 - Defaults Upon Senior Securities                                                 21

         Item 4 - Submission of Matters to a Vote of Security Holders                             21

         Item 5 - Other Information                                                               21

         Item 6 - Exhibits                                                                        21

                         MDWERKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                          March 31,        December 31,
                                                                                            2006               2005
                                                                                       ---------------     ---------------
                                                                                       (Unaudited)

Current assets:
     Cash                                                                              $      5,155         $    766,464
     Notes receivable                                                                       372,055              363,845
     Accounts receivable                                                                     38,997               10,415
     Prepaid expenses and other                                                             121,941               68,816
                                                                                       ------------        -------------
       Total current assets                                                                 858,148            1,209,540

Property and equipment, net of accumulated depreciation of $19,701
 for March 31, 2006 and $13,428 for December 31, 2005                                       119,418               80,391
                                                                                       ------------        -------------
       Total assets                                                                    $    977,566         $  1,289,931
                                                                                       ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

     Current liabilities:
     Notes payable                                                                          $90,000         $    135,000
     Loan payable                                                                            98,700               98,700
     Accounts payable                                                                       475,650              211,517
     Accrued expenses                                                                       216,622              167,382
     Deferred revenues                                                                        2,579                5,357
     Warrant liability                                                                            -            1,735,237
                                                                                       ------------         ------------

     Total current liabilities                                                              883,551            2,353,193

Long-term liabilities:

     Deferred revenues, less current portion                                                 32,572                3,390
                                                                                       ------------         ------------
     Total liabilities                                                                      916,123            2,356,583
                                                                                       ------------         ------------

     Stockholders' equity (deficiency):
         Preferred stock, $.001 par value, 10,000,000 shares authorized;
            no shares issued and outstanding                                                      -                    -
         Series A preferred stock, $.001 par value, 1,000 shares authorized;
            5 shares issued and outstanding                                                       -                    -
         Common stock, $.001 par value, 100,000,000 shares authorized;
            11,732,415 shares issued and outstanding at March 31, 2006 and                   11,732               11,539
            11,538,730 shares issued and outstanding at December 31, 2005
      Additional paid-in capital                                                         20,609,937           15,480,037
      Accumulated deficit                                                               (18,196,423)         (16,558,228)
                                                                                       ------------         ------------

      Total stockholders' equity (deficiency)                                                61,443           (1,066,652)
                                                                                       ------------         ------------

      Total liabilities and stockholders' equity (deficiency)                          $    977,566         $  1,289,931
                                                                                       ============         ============

            The accompanying notes should be read in conjunction with the consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      For the Three Months Ended'
                                                                                                March 31
                                                                            ----------------------------------------------
                                                                                    2006                       2005
                                                                            ---------------------      -------------------

                                                                                 (Unaudited)                (Unaudited)
Revenue:
         Service fees                                                            $     52,584              $          -
         Financing income                                                              16,348              $          -
                                                                                 ------------              ------------

                  Total revenue                                                        68,932                         -
                                                                                 ------------              ------------

Operating expenses:
         Compensation                                                                 759,947                         -
         Consulting expense and outside services                                       43,121                    78,361
         Professional fees                                                             59,971                     9,813
         Selling, general and administrative                                          391,420                    26,055
                                                                                 ------------              ------------

                  Total operating expenses                                          1,254,459                   114,229
                                                                                 ------------              ------------

Loss from operations                                                              (1,185,527)                 (114,229)
                                                                                 ------------              ------------

Other income (expense):
         Interest income                                                                2,454                         -
         Interest expense                                                             (4,066)                         -
         Loss on settlement of note payable conversions                             (180,827)                         -
         Other income                                                                      11                         -
                                                                                 ------------              ------------

                  Total other income (expense)                                      (182,428)                         -
                                                                                 ------------              ------------

Net Loss                                                                          (1,367,955)                 (114,229)

Deemed dividend arising from beneficial conversation of preferred stock
and other charges                                                                    (24,000)                         -
Fair value of common stock issued in connection with anti-dilutive
agreements                                                                          (246,240)                         -
                                                                                 ------------              ------------

Net loss attributable to common shareholders                                     $ 1,638,195)              $  (114,229)
                                                                                 ============              ============

NET LOSS PER COMMON SHARE - basic and diluted                                    $     (0.14)              $     (0.01)
                                                                                 ============              ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - basic and diluted                                                 11,669,869                 9,246,339
                                                                                 ============              ============

                  The accompanying notes should be read in conjunction with the consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the Three Months Ended'
                                                                                            March 31
                                                                        -----------------------------------------------
                                                                                 2006                       2005
                                                                        -----------------------     -------------------

                                                                             (Unaudited)                (Unaudited)
Cash flows from operating activites:
         Net Loss                                                          $ 1,367,955)               $  (114,229)
                                                                           ------------               ------------
         Adjustments to reconcile net loss to net cash
          used in operating activities:
                  Depreciation                                                    1,940                      4,483
                  Stock-based compensation                                      345,426                          -
                  Loss on settlement of note payable conversions                180,827                          -

         Changes in assets and liabilities
                  Notes receivable                                              (8,210)                          -
                  Accounts receivable                                          (28,582)                          -
                  Prepaid expenses and other                                   (53,125)                          -
                  Accounts payable                                              264,133                          -
                  Accrued expenses                                               50,490                      1,001
                  Deferred revenues                                              26,404                          -
                                                                           ------------                -----------

                           Total Adjustments                                    779,303                      5,484
                                                                           ------------                -----------

Net cash used in operating activities                                         (588,652)                  (108,745)
                                                                           ------------                -----------

Cash flows from investing activities:
         Purchase of property and equipment                                    (40,967)                   (62,899)
                                                                           ------------                -----------

Net cash used in investing activities                                          (40,967)                   (62,899)
                                                                           ------------                -----------

Cash flows from financing activities:
         Capital contributions                                                        -                    225,000
         Proceeds from sale of Series A preferred stock                         300,000                          -
         Placement fees and other expenses paid                               (111,690)                          -
                                                                           ------------                -----------

Net cash provided by financing activities                                       188,310                    225,000
                                                                           ------------                -----------

Net increase (decrease) in cash                                               (441,309)                     53,356

Cash - beginning of year                                                        766,464                    267,388
                                                                           ------------                -----------

Cash - end of period                                                       $    325,155                $   320,744
                                                                           ============                ===========

Supplemental disclosure of cash flow information:

         Cash paid for:
                  Interest                                                 $      1,947                $         -
                                                                           ============                ===========

         Noncash investing and financing activities:
                  Reclassification of warrant liability to paid-in         $  1,735,237                $         -
                  capital                                                  ============                ===========

                  Common stock issued for debt and accrued interest        $     46,250                $         -
                                                                           ============                ===========

                  The accompanying notes should be read in conjunction with the consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

22

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)
of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in the Form 10-KSB of MDwerks, Inc. (the
"Company") as filed with the Securities and Exchange Commission (the
"Commission"). The results of operations for the three months ended March 31,
2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Organization
------------

On November 16, 2005, a wholly-owned subsidiary of MDwerks, Inc. (f/k/a Western
Exploration, Inc., and hereinafter referred to as the "Company") was merged with and into MDwerks Global Holdings, Inc., a Florida corporation ("MDwerks"), with
MDwerks surviving. The Company acquired all of the outstanding capital stock of
MDwerks in exchange for issuing 9,352,328 shares of the Company's common stock, par value $0.001 per share to MDwerks' stockholders, which at closing of the
Merger Agreement represented approximately 87.4% of the issued and outstanding shares of the Company's common stock. In connection with the Merger, the Company changed its corporate name to MDwerks, Inc.

The acquisition was accounted for as a reverse merger because, on a post-merger basis, the MDwerks stockholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, MDwerks was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented, beginning with the period ending December 31,
2005, are those of the Company for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of the Company prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and MDwerks common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer MDwerks carried forward after the acquisition.

On June 7, 2005, MDwerks entered into and consummated Share Exchange Agreements with all of the shareholders of each of the Xeni Companies: Xeni Medical
Systems, Inc. ("XMS"); Xeni Financial Services, Corp. ("XFS"); and Xeni Medical
Billing, Corp. ("XMB"). Pursuant to each of the Share Exchange Agreements,
MDwerks acquired 100% of the issued and outstanding shares of each of the Xeni
Companies' common stock.

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
XMS provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its MDwerks' suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
-----------------------------------------------------------------------------

Organization (continued)
------------------------

XFS was incorporated under the laws of the state of Florida on February 3, 2005.
XFS offers financing and advances to health care providers secured by claims processed through the MDwerks system.

XMB was incorporated under the laws of the state of Florida on March 2, 2005.
XMB offers health care providers billing services facilitated through the
MDwerks system.

Going concern
-------------

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company's daily operations.
Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue provide the opportunity for the Company to continue as a going concern.

Basis of presentation
---------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries, XMS, XFS and XMB. All significant intercompany balances and transactions have been eliminated. All material intercompany balances and transactions have been eliminated.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit
Insurance Corporation limit. The Company has not experienced any losses on these accounts.

Accounts and notes receivable
-----------------------------

Accounts and notes receivable are reported at net realizable value. The Company will establish an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
-----------------------------------------------------------------------------

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

Income (loss) per common share
------------------------------

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
Diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of March 31,
2006, the Company had outstanding options to purchase an aggregate of 1,060,000 shares of common stock, warrants to purchase an aggregate of 814,640 shares of common stock, and 100,000 shares of common stock issuable upon conversion of preferred stock which could potentially dilute future earnings per share.
Diluted loss per common share has not been presented for the period ended March
31, 2006 since the impact of the stock options and warrants would be antidilutive. At March 31, 2005, the Company did not have any potential common stock equivalents.

Revenue recognition
-------------------

The Company follows the guidance of the Securities and Exchange Commission's
("SEC") Staff Accounting Bulletin 104 for revenue recognition. In general, the
Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.
The following policies reflect specific criteria for the various revenue streams of the Company.

Revenue derived from fees related to claims and contract management services are generally recognized when services are provided to the customer.

The Company provides advance funding services to unaffiliated healthcare providers (the Company's "Customer"). The Customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its Customers to third party payors (the "Payors").
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

Revenue from implementation fees are generally recognized over the term of the customer's agreement. Revenue derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
-----------------------------------------------------------------------------

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R")
utilizing the modified prospective method. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.
As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No.
123, Accounting for Stock-Based Compensation ("SFAS No. 123").

Income Taxes
------------

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS
109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has net operating loss carryforwards for tax purposes totaling approximately $3,362,000 at March 31, expiring at various times through the year
2026 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset by taxable income after a change in control (generally greater than a 50% change in ownership). The
Company recorded a deferred tax asset of approximately $1,278,000 offset by a full valuation of $1,278,000 since it is more likely than not that the deferred tax asset will not be realized.

Recent accounting pronouncements
--------------------------------

In February 2006 the Financial Accounting Standards Board issued Statement No.
155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of
FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

NOTE 2 - NOTES RECEIVABLE
-------------------------

At March 31, 2006, the Company advanced two healthcare providers under lines of credit and note agreement, respectively, aggregating $372,055. Advances under the line of credit are due to be repaid out of providers' claims collections, as defined in the agreement. The note receivable under a note agreement is payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At March
31, 2006 no amounts were past due.

Notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers'
ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At March
31, 2006 the Company has no allowance for doubtful accounts.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 -- PROPERTY AND EQUIPMENT
--------------------------------

At March 31, 2006, property and equipment consisted of the following:

                                                Estimated Life
                                                --------------

        Office furniture and equipment             5-7 Years                $       741
        Computer equipment and software            3-5 Years                    138,378
                                                                            -----------
                                                                                139,119
        Less: accumulated depreciation                                           19,701)
                                                                            -----------

                                                                            $   119,418
                                                                            ===========

NOTE 4 -- NOTES PAYABLE
-----------------------

At March 31, 2006, the Company has notes payable of $90,000 to unrelated parties that bear interest at 8%. The outstanding principal and all accrued and unpaid interest is due and payable 180 days from the date of each loan through July
2006. At the Company's option, all or any part of the outstanding principal balance and accrued interest may be prepaid. In the event the Company raises
$2.5 million or more in a financing transaction involving the sale of equity securities, the notes shall become due and payable at the closing of such transaction. Additionally, in such event, the Company shall grant to the note holders four-year warrants to purchase an aggregate of 90,000 shares of the
Company's common stock or the Company's successor parent company at $1.25 per share. In February, 2006, $45,000 of these notes payable plus accrued interest of $1,342 were converted into 92,685 shares of the Company's common stock in full satisfaction of a portion the notes payable (see note 6).

NOTE 5 -- LOAN PAYABLE
----------------------

The Company has a loan payable to an unrelated individual in the amount of
$98,700. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of the Company's notes receivable.

NOTE 6 -  STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------

Preferred stock
---------------

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

On February 1, 2006, the Board of Directors of the Company authorized the creation of 1,000 shares of $.001 par value Series A convertible preferred stock with a liquidation value of $60,000 per share (subject to adjustment in the event of stock splits, combinations or similar events). The Series A convertible preferred stock shall not be entitled to receive dividends or other distributions from the Company. Each holder of record of shares of the Series A convertible preferred stock shall have the right at such holder's option, at any time and from time to time, to convert any of such shares of Series A convertible preferred stock into fully paid shares of common stock. Each share of Series A convertible preferred stock shall initially be convertible into
20,000 shares of common stock (the "Conversion Rate"), subject to adjustment due to consolidation, merger or sale or common stock dividends. The holders of shares of Series A convertible preferred stock shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall have such number of votes equal to the number of shares of the Company's common stock into which such holders' shares of Series A convertible preferred stock are convertible.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 -  SHAREHOLDERS' EQUITY (DEFICIENCY) (continued)
-------------------------------------------------------

Preferred Stock (continued)
---------------------------

On March 22, 2006, the Company sold five units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement
Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of Series A Convertible
Preferred Stock, par value $.001 per share convertible into 20,000 shares of common stock, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the 5 units, the Company received net proceeds of $188,310.

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the
Series A Preferred was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the
Company's common stock. This Series A Convertible Preferred was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series A Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $24,000.

Brookshire Securities Corporation, ("Brookshire"), served as the lead placement agent in connection with the private placement. Brookshire received a cash fee in the aggregate of $25,000, and for the payment of $10.00, received five-year warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

Common Stock
------------

On January 1, 2006, the Company issued 76,000 shares of the Company's common stock to certain stockholders pursuant to agreements to offset the effect of dilutive financing of the Xeni Companies. The shares issued were value at the fair value at the date of issuance of $246,240 and were treated as an additional charge to the loss available to common stockholders.

On January 3, 2006, the Company granted options to purchase 860,000 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $3.40 per share. The options vest as to 33.33% of such shares on each of the first and second anniversaries of the date of grant and as to
33.34% of such shares on the third anniversary of the date of grant, and expire on January 3, 2016 or earlier due to employment termination. As of January 1,
2006, the Company will account for stock options issued to employees in accordance with the provisions of SFAS 123(R) and related interpretations. The fair value of this option grant was estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 3.75%; and, a term of 8 years. In connection with these options, the Company valued these options at a fair market value of approximately $2,578,445 and will record stock-based compensation expense over the vesting period.

On February 13, 2006, $45,000 of notes payable plus accrued interest of $1,342 was converted into 92,685 shares of the Company's common stock in full satisfaction of the notes payable. The common shares were valued at a fair market value of $2.45 per share for an aggregate fair market value of $227,077 based on recent trading price of the stock. Accordingly, in connection with the issuance of these shares, the Company reduced notes payable by $45,000, reduced interest payable by $1,342, and recorded settlement expenses related to the debt conversion of $180,827.

On February 28, 2006, the Company issued 25,000 shares of the common stock to the Chief Financial Officer of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $81,000 or $3.24 per share. For the three months ended March 31 2006, in connection with these shares, the Company recorded stock-based compensation of
$81,000.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 -  SHAREHOLDERS' EQUITY (DEFICIENCY) (continued)
-------------------------------------------------------

Common Stock (continued)
------------------------

In addition, the Company recognized compensation expense of $264,426 for the three months ended March 31, 2006. There was no compensation expense for the three months ended March 31, 2005.

As of March 31, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $2,911,000, which will be recognized through
December 2008.

A summary of the status of the Company's outstanding stock options as of March
31, 2006 and changes during the period ending on that date is as follows:

                                                                                      Weighted Average         Aggregate
                                                                         Shares        Exercise Price       Intrinsic Value
                                                                         ------        --------------       ---------------

   Outstanding at December 31, 2005                                      200,000        $       3.25
   Granted                                                               860,000                3.40
   Exercised                                                                   -                   -
   Forfeited                                                                   -                   -
                                                                    ------------        ------------

   Outstanding at March 31, 2006                                       1,060,000        $       3.37          $           0
                                                                       =========        ============          =============

   Options exercisable at end of period                                        -                   -
                                                                    ============        ============

   Weighted-average  fair  value of  options  granted  during  the  $       3.40
   period                                                           ============

The following information applies to options outstanding at March 31, 2006:

                                                 Options Outstanding                             Options Exercisable
                                  ---------------------------------------------------    -------------------------------------
                                                         Weighted
                                                         Average           Weighted
                                                        Remaining          Average                                Weighted
        Range of Exercise                               Contractual        Exercise                               Average
              Prices                   Shares          Life (Years)         Price              Shares          Exercise Price
      ------------------------    ----------------    ---------------    ------------    ----------------    -----------------

               $3.25                  200,000              9.75            $3.25                  -                    -
               $3.40                  860,000              9.75            $3.40                  -                    -

Common Stock Warrants
---------------------

In connection with the Series A Preferred Stock Offering, the Company issued to investors three-year warrants to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $3.00 per share, which expire on March 22,
2009. Additionally, the Company issued to the placement agent five-year warrants to purchase 10,000 shares of its common stock at an exercise price of $1.50 per share, which expire on March 22, 2011.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 -  SHAREHOLDERS' EQUITY (DEFICIENCY) (continued)
-------------------------------------------------------

Common Stock Warrants (continued)
---------------------------------

A summary of the status of the Company's outstanding stock warrants granted as of March 31, 2006 and changes during the period is as follows:

                                                                                              Weighted-Average
                                                                         Shares                Exercise Price
                                                                    ------------------    --------------------------

   Outstanding at December 31, 2005                                         704,640       $             2.25
   Granted                                                                  110,000                     2.86
   Exercised                                                                      -                        -
   Forfeited                                                                      -                        -
                                                                    ------------------    --------------------------

   Outstanding at March 31, 2006                                            814,640       $             2.45
                                                                    ==================    ==========================

   Common stock issuable upon exercise of warrants                          814,640       $             2.45
                                                                    ==================    ==========================

   Weighted-average fair value of common stock issuable             $          2.45
                                                                    ==================

                                                                                                Common Stock issuable
          Common Stock issuable upon exercise of warrants outstanding                         upon Warrants Exercisable
          -----------------------------------------------------------                         -------------------------
   Range of      Number Outstanding  Weighted Average Remaining  Weighted Average    Number Exercisable at      Weighted Average
Exercise Price   at March 31, 2006    Contractual Life (Years)    Exercise Price         March 31, 2006          Exercise Price
--------------   -----------------    ------------------------   ----------------        --------------          --------------

  $     1.25          64,040                     4.65              $       1.25                64,040            $      1.25
  $     1.50          10,000                     4.90              $       1.50                10,000            $      1.50
  $     2.50          640,600                    2.65              $       2.50               640,600            $      2.50
  $     3.00          100,000                    2.90              $       3.00               100,000            $      3.00
                      -------                                      ------------                                  -----------
                      814,640                                      $       2.45               814,640            $      2.45
                      =======                                      ============               =======            ===========

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 -  SHAREHOLDERS' EQUITY (DEFICIENCY) (continued)
-------------------------------------------------------

Registration rights
-------------------

The Company has agreed to use its best efforts to file a "resale" registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including shares of common stock and underlying warrants issued to the Placement Agent) issued in connection with the June 13,
2005 Private Placement. The Company has agreed that it will maintain the effectiveness of the "resale" registration statement from the effective date through and until the earlier of two years and the time at which exempt sales pursuant to Rule 144(k) may be permitted. The Company will use its best efforts to respond to any SEC comments to the "resale" registration statement on or prior to the date which is 20 business days from the date such comments are received, but in any event not later than 30 business days from the date such comments are received. The Company has agreed to use its best efforts to have such "resale" registration statement declared effective by the SEC as soon as possible after the initial filing date.

In the event the "resale" registration statement is not filed with the SEC on or prior to the date which is 180 days after the last closing date of the Private
Placement, each investor in the Private Placement will receive as liquidating damages an additional number of shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private
Placement for each month (or portion thereof) that the Registration Statement is not so filed, provided that the aggregate increase in such shares of common stock as a result of the delinquent filing will in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

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

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"),
"Accounting for Derivative Financial Instruments Indexed To, and Potentially
Settled in, a Company's Own Stock", the Company has initially accounted for the fair value of the warrants as a liability since the Company will incur penalties if the Company cannot comply with the warrant holders' registration rights. As of the closing date of the private placement the fair value of the warrants was
$1,142,770 calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the Company's common stock from the closing date through the date of filing of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. The Company recorded a charge to operations of $592,467 during the year ended December 31, 2005 to reflect the change in market value of the warrants. On March 9, 2006 the Company filed the registration statement, and the fair value of the warrants of approximately
$1,735,000 was reclassified to equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

         On November 16, 2005, we acquired all of the outstanding capital stock of MDwerks Global Holdings, Inc. in connection with the merger of a wholly owned subsidiary of the Company with and into MDwerks Global Holdings, Inc. (the
"Merger"), with the former stockholders of MDwerks being issued approximately
9,352,000 shares of common stock of the Company in exchange for all their shares of common stock of MDwerks Global Holdings, Inc. In connection with the Merger, we changed our name to MDwerks, Inc. Simultaneously with the closing of the
Merger, we completed the closing of a private placement of units, with each unit consisting of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at an exercise price of $2.50 per share, with gross proceeds of $1,600,000 and net proceeds to us, after deduction of offering expenses and commissions paid at the closing, of $1,310,000 (the "Private
Placement"). As we have ceased our prior mining operations we will operate the business of MDwerks Global Holdings, Inc. and the Xeni Companies as our sole line of business, therefore the following discussion and analysis is of the financial condition and results of operations for the year ended December 31,
2005 and 2004 of MDwerks Global Holdings, Inc. and the Xeni Companies. The
following discussion and analysis should be read in conjunction with the financial statements, including footnotes, and other information presented in this prospectus. For purposes of the following discussion and analysis, references to "we", "our", "us" or the "Company" refers to MDwerks, Inc. and includes MDwerks Global Holdings, Inc. as its wholly-owned subsidiary and the
Xeni Companies as indirect wholly-owned subsidiaries.

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

         Xeni Medical provides a web-based package of electronic claims solutions to the healthcare provider industry. Through internet access to our
"MDwerks" suite of proprietary products and services, healthcare providers can significantly improve daily insurance claims transaction processing, administration, funding and management.

         Xeni Financial offers advance funding to healthcare providers secured by claims processed through the MDwerks system. Xeni Billing offers healthcare providers billing services facilitated through the MDwerks suite of products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2006 VERSUS QUARTER ENDED MARCH 31, 2005

Revenue

         In July 2005, we began processing claims on our MDwerks suite of products for our first client and recorded total revenue of $68,932 during the three months ended March 31, 2006. Of this total, we recorded service fee revenue of $52,584, or 76.3% and financing income of $16,348, or 23.7%. We did not have any revenue in the 2005 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

Operating Expenses

         Our operating expenses significantly increased for the quarter ended
March 31, 2006 from the quarter ended March 31, 2005 as a result of increased operations as we began to implement our business plan.

         For the three months ended March 31, 2006, total operating expenses were $1,254,459 as compared to $114,229 for the three months ended March 31,
2005, an increase of $1,140,230. Included in this increase for the three months ended March 31, 2006 is the following:

         1.   We recorded compensation expense of $759,947 as compared to $0 for the quarter ended March 31, 2005. This increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26,
2005. We expect compensation expense to increase as we hire additional administrative, sales and technical personnel. In addition, for the three months ended March 31, 2006, we recorded $81,000 of compensation expense related to the issuance of 25,000 shares to our chief financial officer and $264,426 of compensation expense related to issuance of stock options to employees;

         2.   Consulting expense and outside services amounted to $43,141 for the three months ended March 31, 2006 as compared to $78,361 for the three months ended March 31, 2005, a decrease of $35,240. For the three months ended
March 31, 2005, we paid consultants for substantially all of our sales, operations and executive functions prior to the hiring of permanent staff on
September 26, 2005.

         3.   Professional fees amounted to $59,971 for the three months ended
March 31, 2006 as compared to $9,813 for the quarter ended March 31 2005, an increase of $50,158. This increase was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to other corporate matters.

         4.   Selling, general and administrative expenses were $391,420 for the three months ended March 31, 2006 as compared to $26,055 for the three months ended March 31, 2005, an increase of $365,365. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

Other Income (Expenses)

         For the three months ended March 31, 2006, interest income was $2,454 as compared to $0 for the three months ended March 31, 2005, an increase of
$2,454. This increase was due to an increase in interest-bearing cash deposits.

         For the three months ended March 31, 2006, interest expense was $4,066 as compared to $0 for the quarter ended March 31, 2005, an increase of $4,066.
This increase was due to an increase in borrowings.

         For the three months ended March 31, 2006, we recorded a loss on settlement of notes payable related to the issuance of common shares for debt conversion of $180,827 compared to $0 for the three months ended March 31, 2005.

Net Loss

         As a result of these factors, we reported a net loss of $1,367,955 for the three months ended March 31, 2006 as compared to a net loss of $114,229 for the three months ended March 31, 2005.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other
Charges

         During the three months ended March 31, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of
$24,000 which relates to our Series A Convertible Preferred Stock. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in capital. In addition, for the three months ended March 31, 2006, we issued 76,000 shares of the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financing of the Xeni Companies. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

         We reported a net loss attributable to common shareholders of
$1,638,195 for the three months ended March 31, 2006 as compared to net loss attributable to common shareholders of $114,229 for the three months ended March
31, 2005. This translates to an overall per share loss available to shareholders of ($.14) for the three months ended March 31, 2006 as compared to a per share loss of $(.01) for the three months ended March 31, 2005.

Liquidity and Capital Resources

         We used the proceeds from the sales of common stock through December
31, 2005 and proceeds from notes and loans payable for working capital purposes and to fund our note receivable of which we have $372,055 owed to us at March
31, 2006. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solution.

         On March 22, 2006, we sold five units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement
Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of our Series A
Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the 5 units, we received net proceeds of $188,310.

         While we have sufficient funds to conduct our business and operations as they are currently undertaken for the near term, our ability to continue to implement our revenue and profit growth strategy could be adversely affected if we are unable to consummate additional private placement transactions or debt financing.

         We currently have no material commitments for capital expenditures.

Cash flows

         At March 31, 2006, we had cash of $325,155.

         Net cash used in operating activities was $588,652 for the three months ended March 31, 2006 as compared to $108,745 for the three months ended March
31, 2005, an increase of $479,907. This increase is primarily attributable to an increase in our net loss and:

         1.   An increase in notes receivable, accounts receivable and prepaid expenses aggregating $89,917 related to the increase in revenue and the funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

         2.   An increase in accounts payable and accrued expenses related to an increase in operations aggregating $314,623.

         Net cash used in investing activities were $40,967 for the three months ended March 31, 2006 as compared to $62,899 for the three months ended March 31,
2005, a decrease of $21,932 and is related to the acquisition of computer and office equipment and furniture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         Net cash provided by financing activities was $188,310 for the three months ended March 31, 2006 as compared to $225,000 for the three months ended
March 31, 2005. For the three months ended March 31, 2006, we received proceeds from the sale of Series A preferred stock of $300,000 offset by placement fees and other expenses paid of $111,690 related to the preferred stock offering.
During the three months ended March 31, 2005, we received capital contributions from the former stockholders of the Xeni Companies of $225,000.

OFF BALANCE SHEET ARRANGEMENTS

         We had no off balance sheet arrangements as of March 31, 2006.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

         This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

         o    adverse economic conditions;

         o    inability to raise sufficient additional capital to implement our business plan;

         o    intense competition, including entry of newly-developed
              alternative drug technologies;

         o    unexpected costs and operating deficits, and lower than expected sales and revenue;

         o    adverse results of any legal proceedings;

         o    inability to satisfy government and commercial customers using our technology;

         o    the volatility of our operating results and financial condition;

         o    inability to attract or retain qualified senior management personnel, including sales and marketing, and technology
              personnel; and

         o    other specific risks that may be alluded to in this report.

         All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words "will," "may," "believe," "anticipate," "intend," "estimate," "expect,"
"project," "plan" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved.

         Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.
We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

ITEM 3. CONTROLS AND PROCEDURES

         We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the
"Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief
Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.
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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 1, 2006, we issued 76,000 shares of the Company's common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financing of the Xeni Companies.

         On February 13, 2006, $45,000 of notes payable plus accrued interest of
         $1,342 was converted into 92,685 shares of the Company's common stock in satisfaction of a portion of notes payable.

         On February 28, 2006, we issued 25,000 shares of the common stock to the Chief Financial Officer of the Company in consideration for services rendered. The shares were issued at the fair values at the date of the issuance of $81,000 or $3.24 per share. The shares described above were exempt from the registration requirements of the
         Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D there under, as a transaction by an issuer not involving a public offering.

         On March 22, 2006, we sold five units in a private placement to accredited investors pursuant to the terms of a Confidential Private
         Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share convertible into 20,000 shares of common stock, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the
         5 units, we received net proceeds of $188,310. The private placement was made solely to "accredited investors," as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act.
         None of the units, warrants or the Common Stock, or shares of our common stock underlying the warrants sold in the offering were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

       31.1        Section 302 Certification of Principal Executive Officer
       31.2        Section 302 Certification of Principal Financial Officer
       32.1        Section 906 Certification of Principal Executive Officer
       32.2        Section 906 Certification of Principal Financial Officer

         SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MDWERKS, INC.

May 11, 2006                                        /s/ Howard B. Katz
                                           -------------------------------------
                                           Howard B. Katz
                                           Chief Executive Officer

May 11, 2006                                        /s/ Vincent Colangelo
                                           -------------------------------------
                                           Vincent Colangelo
                                           Chief Financial Officer

