Form 10QSB/A
period 2006-03-31
MDwerks, Inc.
filed 2006-05-15
CIK 1295514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,732,415 shares at May 1, 2006

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                                  MDWERKS, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                      INDEX

                                                                           Page
                                                                           -----

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheets
               As of March 31, 2006 (Unaudited) and December 31, 2005      3
      Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005          4
      Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005          5

      Notes to Unaudited Consolidated Financial Statements                 6-14

      Item 2 - Management's Discussion and Analysis or Plan of Operation   15-19

      Item 3 - Controls and Procedures                                     20

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           21

      Item 2 - Unregistered Sales of Equity Securities and Use of
               Proceeds                                                    21

      Item 3 - Defaults Upon Senior Securities                             21

      Item 4 - Submission of Matters to a Vote of Security Holders         21

      Item 5 - Other Information                                           21

      Item 6 - Exhibits                                                    21

                         MDWERKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,      December 31,
                                                                                    2006             2005
                                                                                -------------    -------------
                                      ASSETS                                    (Unaudited)

Current assets:
     Cash                                                                       $    325,155     $    766,464
     Notes receivable                                                                372,055          363,845
     Accounts receivable                                                              38,997           10,415
     Prepaid expenses and other                                                      121,941           68,816
                                                                                -------------    -------------

       Total current assets                                                          858,148        1,209,540

Property and equipment, net of accumulated depreciation of $19,701
 for March 31, 2006 and $13,428 for December 31, 2005                                119,418           80,391
                                                                                -------------    -------------

       Total assets                                                             $    977,566     $  1,289,931
                                                                                =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).

     Current liabilities:
     Notes payable                                                              $     90,000     $    135,000
     Loan payable                                                                     98,700           98,700
     Accounts payable                                                                475,650          211,517
     Accrued expenses                                                                216,622          167,382
     Deferred revenues                                                                 2,579            5,357
     Warrant liability                                                                    --        1,735,237
                                                                                -------------    -------------

     Total current liabilities                                                       883,551        2,353,193

Long-term liabilities:
     Deferred revenues, less current portion                                          32,572            3,390
                                                                                -------------    -------------

     Total liabilities                                                               916,123        2,356,583
                                                                                -------------    -------------

     Stockholders' equity (deficiency):
         Preferred stock, $.001 par value, 10,000,000 shares authorized;
            no shares issued and outstanding                                              --               --
         Series A preferred stock, $.001 par value, 1,000 shares authorized;
            5 shares issued and outstanding                                               --               --
         Common stock, $.001 par value, 100,000,000 shares authorized;
            11,732,415 shares issued and outstanding at March 31, 2006 and            11,732           11,539
            11,538,730 shares issued and outstanding at December 31, 2005
      Additional paid-in capital                                                  18,246,134       15,480,037
      Accumulated deficit                                                        (18,196,423)     (16,558,228)
                                                                                -------------    -------------

      Total stockholders' equity (deficiency)                                         61,443       (1,066,652)
                                                                                -------------    -------------

      Total liabilities and stockholders' equity (deficiency)                   $    977,566     $  1,289,931
                                                                                =============    =============

          The accompanying notes should be read in conjunction with the consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Three Months Ended
                                                                                           March 31
                                                                                ------------------------------
                                                                                    2006             2005
                                                                                -------------    -------------
                                                                                (Unaudited)      (Unaudited)

Revenue:
         Service fees                                                           $     52,584     $         --
         Financing income                                                             16,348               --
                                                                                -------------    -------------

                  Total revenue                                                       68,932               --
                                                                                -------------    -------------

Operating expenses:
         Compensation                                                                759,947               --
         Consulting expense and outside services                                      43,121           78,361
         Professional fees                                                            59,971            9,813
         Selling, general and administrative                                         391,420           26,055
                                                                                -------------    -------------

                  Total operating expenses                                         1,254,459          114,229
                                                                                -------------    -------------

Loss from operations                                                              (1,185,527)        (114,229)
                                                                                -------------    -------------

Other income (expense):
         Interest income                                                               2,454               --
         Interest expense                                                             (4,066)              --
         Loss on settlement of note payable conversions                             (180,827)              --
         Other income                                                                     11               --
                                                                                -------------    -------------

                  Total other income (expense)                                      (182,428)              --
                                                                                -------------    -------------

Net Loss                                                                          (1,367,955)        (114,229)

Deemed dividend arising from beneficial conversation of preferred stock
and other charges                                                                    (24,000)              --
Fair value of common stock issued in connection with anti-dilutive
agreements                                                                          (246,240)              --
                                                                                -------------    -------------

Net loss attributable to common shareholders                                    $ (1,638,195)    $   (114,229)
                                                                                =============    =============

NET LOSS PER COMMON SHARE - basic and diluted                                   $      (0.14)    $      (0.01)
                                                                                =============    =============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - basic and diluted                                                11,669,869        9,246,339
                                                                                =============    =============

          The accompanying notes should be read in conjunction with the consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended
                                                                                           March 31
                                                                                ------------------------------
                                                                                    2006             2005
                                                                                -------------    -------------
                                                                                (Unaudited)      (Unaudited)

Cash flows from operating activites:
         Net Loss                                                               $ (1,367,955)    $   (114,229)
                                                                                -------------    -------------
         Adjustments to reconcile net loss to net cash
          used in operating activities:
                  Depreciation                                                         1,940            4,483
                  Stock-based compensation                                           345,426               --
                  Loss on settlement of note payable conversions                     180,827               --

         Changes in assets and liabilities
                  Notes receivable                                                    (8,210)              --
                  Accounts receivable                                                (28,582)              --
                  Prepaid expenses and other                                         (53,125)              --
                  Accounts payable                                                   264,133               --
                  Accrued expenses                                                    50,490            1,001
                  Deferred revenues                                                   26,404                -
                                                                                -------------    -------------

                           Total Adjustments                                         779,303            5,484
                                                                                -------------    -------------

Net cash used in operating activities                                               (588,652)        (108,745)
                                                                                -------------    -------------

Cash flows from investing activities:
         Purchase of property and equipment                                          (40,967)         (62,899)
                                                                                -------------    -------------

Net cash used in investing activities                                                (40,967)         (62,899)
                                                                                -------------    -------------

Cash flows from financing activities:
         Capital contributions                                                            --          225,000
         Proceeds from sale of Series A preferred stock                              300,000               --
         Placement fees and other expenses paid                                     (111,690)              --
                                                                                -------------    -------------

Net cash provided by financing activities                                            188,310          225,000
                                                                                -------------    -------------

Net increase (decrease) in cash                                                     (441,309)          53,356

Cash - beginning of year                                                             766,464          267,388
                                                                                -------------    -------------

Cash - end of period                                                            $    325,155      $   320,744
                                                                                =============    =============

Supplemental disclosure of cash flow information:

         Cash paid for:
                  Interest                                                      $      1,947     $         --
                                                                                =============    =============

         Noncash investing and financing activities:
                  Reclassification of warrant liability to paid-in capital      $  1,735,237     $         --
                                                                                =============    =============
                  Common stock issued for debt and accrued interest             $     46,250     $         --
                                                                                =============    =============

          The accompanying notes should be read in conjunction with the consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

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

Organization (continued)

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

Stock-based compensation

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

NOTE 2 -- NOTES RECEIVABLE

At March 31, 2006, the Company advanced two healthcare providers under lines of credit and note agreements, respectively, aggregating $372,055. Advances under the line of credit are due to be repaid out of providers' claims collections, as defined in the agreement. The note receivable under a note agreement is payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At March
31, 2006 no amounts were past due.

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
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 -- PROPERTY AND EQUIPMENT

At March 31, 2006, property and equipment consisted of the following:

                                              Estimated Life
                                              --------------
      Office furniture and equipment             5-7 Years         $      741
      Computer equipment and software            3-5 Years            138,378
                                                                   -----------
                                                                      139,119

      Less: accumulated depreciation                                  (19,701)
                                                                   -----------

                                                                   $  119,418
                                                                   ===========

NOTE 4 -- NOTES PAYABLE

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

Preferred Stock (continued)

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

Common Stock (continued)

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

                                                                                 Weighted Average         Aggregate
                                                                    Shares        Exercise Price       Intrinsic Value
                                                                  ----------    -----------------      ---------------

   Outstanding at December 31, 2005                                  200,000      $       3.25
   Granted                                                           860,000              3.40
   Exercised                                                              --                --
   Forfeited                                                              --                --
                                                                  ----------      ------------

   Outstanding at March 31, 2006                                   1,060,000      $       3.37           $        0
                                                                  ==========      ============           ==========

   Options exercisable at end of period                                   --                --
                                                                  ==========      ============

   Weighted-average  fair  value of  options  granted  during
   the period                                                     $     3.40
                                                                  ==========

The following information applies to options outstanding at March 31, 2006:

                                                Options Outstanding                           Options Exercisable
                                ---------------------------------------------------    ---------------------------------
                                                       Weighted
                                                       Average          Weighted                               Weighted
                                                      Remaining         Average                                Average
       Range of Exercise                             Contractual        Exercise                               Exercise
            Prices                  Shares           Life (Years)        Price             Shares               Price
    ------------------------    ----------------    ---------------    ------------    ----------------    -------------

            $3.25                  200,000              9.75             $3.25                 --                   --
            $3.40                  860,000              9.75             $3.40                 --                   --

Common Stock Warrants

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

Common Stock Warrants (continued)

A summary of the status of the Company's outstanding stock warrants granted as of March 31, 2006 and changes during the period is as follows:

                                                                              Weighted-Average
                                                                Shares         Exercise Price
                                                             ------------     ----------------

   Outstanding at December 31, 2005                               704,640        $       2.25
   Granted                                                        110,000                2.86
   Exercised                                                           --                  --
   Forfeited                                                           --                  --
                                                             ------------     ----------------

   Outstanding at March 31, 2006                                  814,640        $       2.45
                                                             ============     ================

   Common stock issuable upon exercise of warrants                814,640        $       2.45
                                                             ============     ================

   Weighted-average fair value of common stock issuable      $       2.45
                                                             ============

                                                                                     Common Stock issuable
       Common Stock issuable upon exercise of warrants outstanding                 upon Warrants Exercisable
       -----------------------------------------------------------                 -------------------------
                      Number          Weighted Average         Weighted            Number             Weighted
   Range of       Outstanding at    Remaining Contractual      Average         Exercisable at         Average
Exercise Price    March 31, 2006        Life (Years)        Exercise Price     March 31, 2006      Exercise Price
--------------    --------------    ---------------------   --------------     --------------      --------------

 $   1.25             64,040                4.65             $     1.25            64,040           $     1.25
 $   1.50             10,000                4.90             $     1.50            10,000           $     1.50
 $   2.50            640,600                2.65             $     2.50           640,600           $     2.50
 $   3.00            100,000                2.90             $     3.00           100,000           $     3.00
                     -------                                 ----------                             ----------
                     814,640                                 $     2.45           814,640           $     2.45
                     =======                                 ==========           =======           ==========

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

                                            MDWERKS, INC.

May 15, 2006                                        /s/ Howard B. Katz
                                            ------------------------------------
                                            Howard B. Katz
                                            Chief Executive Officer

May 15, 2006                                        /s/ Vincent Colangelo
                                            ------------------------------------
                                            Vincent Colangelo
                                            Chief Financial Officer

