Form 10QSB
period 2006-06-30
MDwerks, Inc.
filed 2006-08-10
CIK 1295514

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

               For the transition period from ________ to ________

                       Commission File Number: 333-118155

                                  MDWERKS, INC.
          (Exact name of small business issuer as specified in charter)

            Delaware                                     33-1095411
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            WINDOLPH CENTER, SUITE I
                              1020 N.W. 6TH STREET
                            DEERFIELD BEACH, FL 33442
               (Address of principal executive offices)(Zip Code)

                                 (954) 389-8300
                (Issuer's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes[_] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,760,898 shares at August 9, 2006

Transitional Small Business Disclosure Format (Check one): Yes [_] No [x]

                                  MDWERKS, INC.
                                   FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                      INDEX

                                                                            Page
                                                                           -----
PART I - FINANCIAL INFORMATION

   Item 1 - Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets
      As of June 30, 2006 (Unaudited) and December 31, 2005.............       3
   Condensed Consolidated Statements of Operations (Unaudited)
      For the Three and Six Months Ended June 30, 2006 and 2005.........       4
   Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Six Months Ended June 30, 2006 and 2005...................       5

   Notes to Unaudited Condensed Consolidated Financial Statements.......    6-15

   Item 2 - Management's Discussion and Analysis and Plan of
      Operations........................................................   16-23

   Item 3 - Controls and Procedures.....................................      24

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...........................................      25

   Item 2 - Unregistered Sales of Equity Securities and Use of

                         MDWERKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        2006           2005
                                                    ------------   ------------
                                                     (Unaudited)
   ASSETS
Current assets:
   Cash                                             $    453,761   $    766,464
   Notes receivable                                      442,670        363,845
   Accounts receivable                                   160,185         10,415
   Prepaid expenses and other                             84,514         68,816
                                                    ------------   ------------
      Total current assets                             1,141,130      1,209,540
Property and equipment, net of accumulated
   depreciation of $28,633 for June 30, 2006 and
   $13,428 for December 31, 2005                         136,914         80,391
                                                    ------------   ------------
      Total assets                                  $  1,278,044   $  1,289,931
                                                    ============   ============
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY.
Current liabilities:
   Notes payable                                    $     90,000   $    135,000
   Loan payable                                           86,669         98,700
   Accounts payable                                      315,216        211,517
   Accrued expenses                                      218,105        167,382
   Deferred revenues                                      11,646          5,357
   Warrant liability                                   2,323,923      1,735,237
                                                    ------------   ------------
   Total current liabilities                           3,045,559      2,353,193
Long-term liabilities:
   Deferred revenues, less current portion               151,481          3,390
                                                    ------------   ------------
   Total liabilities                                   3,197,040      2,356,583
                                                    ------------   ------------
Stockholders' deficiency:
   Preferred stock, $.001 par value, 10,000,000
      shares authorized; no shares issued and
      outstanding                                             --             --
   Series A preferred stock, $.001 par value,
      1,000 shares authorized; 28 shares issued
      and outstanding                                         --             --
   Common stock, $.001 par value, 100,000,000
      shares authorized; 11,760,898 shares issued
      and outstanding at June 30, 2006 and
      11,538,730 shares issued and outstanding at
      December 31, 2005                                   11,761         11,539
   Additional paid-in capital                         18,152,159     15,480,037
   Accumulated deficit                               (20,082,916)   (16,558,228)
                                                    ------------   ------------
   Total stockholders' deficiency                     (1,918,996)    (1,066,652)
                                                    ------------   ------------
   Total liabilities and stockholders' deficiency   $  1,278,044   $  1,289,931
                                                    ============   ============

     The accompanying notes should be read in conjunction with the condensed consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended    For the Six Months Ended
                                                             June 30                      June 30
                                                    --------------------------   -------------------------
                                                         2006          2005          2006          2005
                                                    ------------   -----------   -----------   -----------
                                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Revenue:
   Service fees                                     $    61,982    $    5,500    $   114,566   $    5,500
   Financing income                                       9,823         4,476         26,171        4,476
                                                    -----------    ----------    -----------   ----------
      Total revenue                                      71,805         9,976        140,737        9,976
                                                    -----------    ----------    -----------   ----------
Operating expenses:
   Compensation                                         703,788            --      1,463,735           --
   Consulting expense and outside services              211,924       210,637        255,045      288,998
   Professional fees                                     64,153       109,899        124,124      119,712
   Selling, general and administrative                  388,159        68,571        779,579       94,626
                                                    -----------    ----------    -----------   ----------
      Total operating expenses                        1,368,024       389,107      2,622,483      503,336
                                                    -----------    ----------    -----------   ----------
Loss from operations                                 (1,296,219)     (379,131)    (2,481,746)    (493,360)
                                                    -----------    ----------    -----------   ----------
Other income (expense):
   Interest income                                        2,094            --          4,548           --
   Interest expense                                      (3,682)           --         (7,748)          --
   Settlement expense related to debt conversion             --            --       (180,827)          --
   Loss on revaluation of warrant liability            (588,686)           --       (588,686)          --
   Other income                                              --            --             11           --
                                                    -----------    ----------    -----------   ----------
      Total other income (expense)                     (590,274)           --       (772,702)          --
                                                    -----------    ----------    -----------   ----------
Net Loss                                             (1,886,493)     (379,131)    (3,254,448)    (493,360)
Deemed preferred stock dividend                              --            --        (24,000)          --
Common stock issued in connection with
   anti-dilutive recalculation                               --            --       (246,240)          --
                                                    -----------    ----------    -----------   ----------
Net loss attributable to common shareholders        $(1,886,493)   $ (379,131)   $(3,524,688)  $ (493,360)
                                                    ===========    ==========    ===========   ==========
NET LOSS PER COMMON SHARE - basic and diluted       $     (0.16)   $    (0.04)   $     (0.30)  $    (0.05)
                                                    ===========    ==========    ===========   ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - basic and diluted                   11,735,475     9,352,328     11,702,853    9,352,328
                                                    ===========    ==========    ===========   ==========

     The accompanying notes should be read in conjunction with the condensed consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Six Months Ended
                                                             June 30
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net Loss                                         $(3,254,448)   $(493,360)
                                                    -----------    ---------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                       15,205        8,857
      Stock-based compensation                          748,636           --
      Settlement expense related to debt
         conversion                                     180,827           --
      Loss on revaluation of warrant liability          588,686           --
   Changes in assets and liabilities:
      Notes receivable                                  (78,825)    (121,648)
      Accounts receivable                              (149,770)          --
      Prepaid expenses and other                        (15,698)     (18,999)
      Accounts payable                                  103,699      159,092
      Accrued expenses                                   51,973         (917)
      Deferred revenues                                 154,380           --
                                                    -----------    ---------
         Total adjustments                            1,599,113       26,385
                                                    -----------    ---------
Net cash used in operating activities                (1,655,335)    (466,975)
                                                    -----------    ---------
Cash flows from investing activities:
   Purchase of property and equipment                   (71,728)     (72,172)
                                                    -----------    ---------
Net cash used in investing activities                   (71,728)     (72,172)
                                                    -----------    ---------
Cash flows from financing activities:
   Capital contributions                                     --      550,886
   Proceeds from loans payable                               --       13,500
   Repayment of loan payable                            (12,031)          --
   Proceeds from sale of Series A preferred stock     1,700,000           --
   Placement fees and other expenses paid              (273,609)          --
                                                    -----------    ---------
Net cash provided by financing activities             1,414,360      564,386
                                                    -----------    ---------
Net increase (decrease) in cash                        (312,703)      25,239
Cash - beginning of year                                766,464      267,388
                                                    -----------    ---------
Cash - end of period                                $   453,761    $ 292,627
                                                    ===========    =========
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                      $     5,112    $      --
                                                    ===========    =========
   Noncash investing and financing activities:
      Common stock issued for debt and accrued
         interest                                   $    46,250    $      --
                                                    ===========    =========

     The accompanying notes should be read in conjunction with the condensed consolidated financial statements

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)
of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in the Form 10-KSB of MDwerks, Inc. (the
"Company") as filed with the Securities and Exchange Commission (the
"Commission"). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending
December 31, 2006.

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
                                 JUNE 30, 2006

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

Accounts and notes receivable

Notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers'
ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At June
30, 2006 the Company has no allowance for doubtful accounts.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of June 30, 2006, the Company had outstanding options to purchase an aggregate of 1,741,250 shares of common stock, warrants to purchase an aggregate of 1,327,974 shares of common stock, and 566,667 shares of common stock issuable upon conversion of preferred stock which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the period ended June 30, 2006 and March 31, 2006 since the impact of the stock options and warrants would be antidilutive. At March 31,
2005 and June 30, 2005, respectively the Company did not have any potential common stock.

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

The Company provides advance funding services to unaffiliated healthcare providers (the Company's "Customers"). The Customers advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its Customers to third party payors (the "Payors").
The advances are repaid through the remittance of payments of Customers medical claims, by Payors, directly to the Company. The Company withholds from these advances interest, accrued on a daily basis, and an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

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
                                 JUNE 30, 2006

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

The Company has net operating loss carryforwards for tax purposes totaling approximately $5,516,000 at June 30, 2006 expiring at various times through the year 2026 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset by taxable income after a change in control (generally greater than a 50% change in ownership). The Company recorded a deferred tax asset of approximately
$2,096,000 offset by a full valuation of $2,096,250 since it is more likely than not that the deferred tax asset will not be realized.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement No.
155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of
FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an
interpretation of FASB Statement No. 109"("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

Reclassifications

For comparability, certain December 31, 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used at
June 30, 2006.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006

NOTE 2 -- NOTES RECEIVABLE

At June 30, 2006, the Company advanced three healthcare providers under lines of credit and note agreements, respectively, aggregating $442,670. Advances under the line of credit are due to be repaid out of providers' claims collections, as defined in the agreement. The note receivable under a note agreement is payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At June
30, 2006, no amounts were past due.

NOTE 3 -- PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consisted of the following:

                                  Estimated Life
                                  --------------
Office furniture and equipment       5-7 Years     $ 15,027
Computer equipment and software      3-5 Years      150,520
                                                   --------
                                                    165,547
Less: accumulated depreciation                      (28,633)
                                                   --------
                                                   $136,914
                                                   ========

NOTE 4 -- NOTES PAYABLE

At June 30, 2006, the Company has notes payable of $90,000 to unrelated parties that bear interest at 8%. The outstanding principal and all accrued and unpaid interest is due and payable at various dates through August 2006. At the
Company's option, all or any part of the outstanding principal balance and accrued interest may be prepaid. In the event the Company raises $2.5 million or more in a financing transaction involving the sale of equity securities, the notes shall become due and payable at the closing of such transaction.
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

NOTE 5 -- LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of
$86,669. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of the Company's notes receivable.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIENCY (continued)

Preferred Stock (continued)

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

Between February 1, 2006 and June 30, 2006, the Company conducted a series of closings under private placement offering of Units consisting of one share of
Series A Convertible Preferred Stock and a three-year warrant to purchase up to
20,000 shares of our Common Stock at a purchase price of $3.00 per share. The
Company sold an aggregate of 28.33 Units to accredited investors pursuant to the terms of a confidential private placement memorandum, dated February 1, 2006, used in connection with this offering. The Company realized net proceeds from this private placement of $1,426,391 after payment of commissions and expenses.
The private placement was made solely to "accredited investors," as that term is defined in Regulation D under the Securities Act of 1933. The shares of Series A
Preferred Stock and warrants to purchase shares of Common Stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration offered by Section 4(2) and Regulation D (Rule 506) under the Securities Act of
1933 and corresponding provisions of state securities laws.

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the
Series A Convertible Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This Series A Convertible Preferred
Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series A Convertible Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $24,000 after taking into account the value of the warrants issued..

The assumptions used valuing the warrants include:

Risk free interest rate (annual) .............................   4.74% and 4.83%
Expected volatility ..........................................   105% and 142%
Expected life ................................................   3 Years
Assumed dividends ............................................   none

Brookshire Securities Corporation, ("Brookshire"), served as the lead placement agent in connection with the private placement. Brookshire received a cash fee in the aggregate of $170,000, and will receive five-year warrants to purchase
56,667 shares of the Company's common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIENCY (continued)

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

On February 28, 2006, the Company issued 25,000 shares of the common stock to the Chief Financial Officer of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $81,000 or $3.24 per share. For the six months ended June 30 2006, in connection with these shares, the Company recorded stock-based compensation of
$81,000.

On June 29, 2006, the Company issued 28,483 shares of the common stock to consultants in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $114,000 or $4.00 per share. For the six months ended June 30 2006, in connection with these shares, the Company recorded stock-based consulting fees of $114,000.

In June, 2006, the Company granted options to purchase 681,250 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $4.00 to $4.25 per share. The options vest as to 33.33% of such shares on each of the first and second anniversaries of the date of grant and as to 33.34% of such shares on the third anniversary of the date of grant, and expire on January 3, 2016 or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 3.75%; and, an estimated holding period of 8 years. In connection with these options, the Company valued these options at a fair market value of approximately $2,629,973 and will record stock-based compensation expense over the vesting period.

In connection with granted stock options, the Company recognized compensation expense of $553,635 for the six months ended June 30, 2006. There was no stock-based compensation expense for the six months ended June 30, 2005.

As of June 30, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $4,754,300, which will be recognized through June 2009.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIENCY (continued)

Common Stock (continued)

A summary of the status of the Company's outstanding stock options as of June
30, 2006 and changes during the period ending on that date is as follows:

                                                                         Aggregate
                                                      Weighted Average   Intrinsic
                                           Shares      Exercise Price      Value
                                         ----------   ----------------   ---------

Outstanding at December 31, 2005            200,000         $3.25
Granted                                   1,541,250          3.68
Exercised                                        --            --
Forfeited                                        --            --
                                         ----------         -----
Outstanding at June 30, 2006              1,741,250         $3.63            $0
                                         ==========         =====           ===
Options exercisable at end of period             --            --
                                         ==========         =====
Weighted-average fair value of options
   granted during the period             $     3.68
                                         ==========

The following information applies to options outstanding at June 30, 2006:

                                  Options Outstanding            Options Exercisable
                           ---------------------------------   -----------------------
                                       Weighted
                                        Average     Weighted
                                       Remaining     Average               Weighted
                                      Contractual   Exercise               Average
Range of Exercise Prices    Shares   Life (Years)     Price    Shares   Exercise Price
------------------------   -------   ------------   --------   ------   --------------

      $3.25                200,000       9.50         $3.25      --           --
      $3.40                860,000       9.50         $3.40      --           --
$4.00- 4.25                681,250       9.98         $4.03      --           --
                           -------       ----         -----

Common Stock Warrants

Between February 1, 2006 and June 30, 2006, the Company conducted a private placement to accredited investors pursuant to the terms of a Confidential
Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor. Each unit consists of one share of our Series A Convertible Preferred Stock, par value
$.001 per share, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Pursuant to the Private Placement we sold an aggregate of 28.33 units and issued to investors three-year warrants to purchase an aggregate of 566,667 shares of its common stock at an exercise price of $3.00 per share, which expire from March
22, 2009 to June 29, 2009. Brookshire Securities Corporation, or Brookshire,
served as the lead placement agent in connection with the private placement.
Brookshire will receive five-year warrants to purchase 56,667 shares of our common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIENCY (continued)

Common Stock Warrants (continued)

A summary of the status of the Company's outstanding stock warrants granted as of June 30, 2006 and changes during the period is as follows:

                                                                    Weighted-Average
                                                         Shares      Exercise Price
                                                       ----------   ----------------

Outstanding at December 31, 2005                          704,640         $2.25
Granted                                                   623,334          2.57
Exercised                                                      --            --
Forfeited                                                      --            --
                                                       ----------         -----
Outstanding at June 30, 2006                            1,327,974         $2.61
                                                       ==========         =====
Common stock issuable upon exercise of warrants         1,327,974         $2.61
                                                       ==========         =====
Weighted-average fair value of common stock issuable   $     2.61
                                                       ==========

                                                                           Common Stock issuable
      Common Stock issuable upon exercise of warrants outstanding        upon Warrants Exercisable
----------------------------------------------------------------------   -------------------------
                                           Weighted
                                            Average                                       Weighted
                                           Remaining       Weighted          Number        Average
Range of Exercise   Number Outstanding    Contractual       Average      Exercisable at   Exercise
      Price          at June 30, 2006    Life (Years)   Exercise Price   June 30, 2006      Price
-----------------   ------------------   ------------   --------------   --------------   --------

$1.25                       64,040           4.40            $1.25            64,040        $1.25
$1.50                       56,667           4.90            $1.50            56,667        $1.50
$2.50                      640,600           2.45            $2.50           640,600        $2.50
$3.00                      566,667           2.90            $3.00           566,667        $3.00
                         ---------                           -----         ---------        -----
                         1,327,974                           $2.61         1,327,974        $2.61
                         =========                           =====         =========        =====

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

                         MDWERKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 6 - STOCKHOLDERS' DEFICIENCY (continued)

Registration rights

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

In accordance with Emerging Issues Task Force Issue 00-19 ("EITF 00-19"),
"Accounting for Derivative Financial Instruments Indexed To, and Potentially
Settled in, a Company's Own Stock", the Company has initially accounted for the fair value of the warrants as a liability since the Company will incur penalties if the Company cannot comply with the warrant holders' registration rights. As of the closing date of the private placement the fair value of the warrants was
$1,142,770 calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the Company's common stock from the closing date through the date of filing of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. The Company recorded a charge to operations of $592,467 during the year ended December 31, 2005 to reflect the change in market value of the warrants. For the six months ended June 30, 2006, the Company recorded an increase in fair value of warrants of $588,686 which was recognized as a charge to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

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

     We provide advance funding services to unaffiliated healthcare providers
(our "Customer"). The Customer advances are typically collateralized by Security
Agreements granting first position liens on the medical claims submitted by our
Customers to third party payors (the "Payors"). The advances are repaid through the remittance of payments of Customer medical claims, by Payors, directly to
us. We withhold from these advances interest, accrued on a daily basis, and an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned.
There is no right of cancellation or refund provisions in these arrangements and we have no further obligations once the services are rendered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 VERSUS SIX MONTHS ENDED JUNE 30, 2005

Revenue

     In July 2005, we began processing claims on our MDwerks suite of products for our first client and recorded total revenue of $140,737 during the six months ended June 30, 2006 as compared to $9,976 for the six months ended June
30, 2005, an increase of $130,761. For the six months ended June 30, 2006, we recorded service fee revenue of $114,566, or 81.4% and financing income of
$26,171, or 18.6%. For the six months ended June 30, 2005, we recorded service fee revenue of $5,500, or 55.1% and financing income of $4,476, or 44.9%.

Operating Expenses

     Our operating expenses significantly increased for the six months ended
June 30, 2006 from the six months ended June 30, 2005 as a result of increased operations as we began to implement our business plan.

     For the six months ended June 30, 2006, total operating expenses were
$2,622,483 as compared to $503,336 for the six months ended June 30, 2005, an increase of $2,119,147. Included in this increase for the six months ended June
30, 2006 is the following:

     1. We recorded compensation expense of $1,463,735 for the six months ended
June 30, 2006 as compared to $0 for the six months ended June 30, 2005. This increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26, 2005. We expect compensation expense to increase as we hire additional administrative, sales and technical personnel. In addition, for the six months ended June 30, 2006, we recorded
$81,000 of compensation expense related to the issuance of 25,000 shares to our chief financial officer and $553,635 of compensation expense related to issuance of stock options to employees;

     2. Consulting expense and outside services amounted to $255,045 for the six months ended June 30, 2006 as compared to $288,998 for the six months ended June
30, 2005, a decrease of $33,953. During the six months ended June 30, 2006, we issued 28,483 shares of our common stock to consultants and recorded consulting expense of $114,000. For the six months ended June 30, 2005, we paid consultants for substantially all of our sales, operations and executive functions prior to the hiring of permanent staff on September 26, 2005.

     3. Professional fees amounted to $124,124 for the six months ended June 30,
2006 as compared to $119,712 for the six months ended June 30 2005, an increase of $4,412 of 3.7%. This increase was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to other corporate matters.

     4. Selling, general and administrative expenses were $779,579 for the six months ended June 30, 2006 as compared to $94,626 for the six months ended June
30, 2005, an increase of $684,953 or 724%. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

     For the six months ended June 30, 2006, selling, general and administrative expenses consisted of the following:

Sales commissions                           $105,429
Advertising and promotion                     80,033
Employee benefits and payroll taxes          178,967
Other selling, general and administrative    415,150
                                            --------
                                            $779,579
                                            ========

Other Income (Expenses)

     For the six months ended June 30, 2006, interest income was $4,548 as compared to $0 for the six months ended June 30, 2005, an increase of $4,548.
This increase was due to an increase in interest-bearing cash deposits.

     For the six months ended June 30, 2006, interest expense was $7,748 as compared to $0 for the six months ended June 30, 2005, an increase of $7,748.
This increase was due to an increase in borrowings.

     For the six months ended June 30, 2006, we recorded a loss on settlement of notes payable related to the issuance of common shares for debt conversion of
$180,827 compared to $0 for the six months ended June 30, 2005.

     For the six months ended June 30, 2006, we recorded a loss on the revaluation of a warrants liability of $588,686 as compared to $0 for the six months ended June 30, 2005. We are required to revalue our warrant liability to fair value at the end of each reporting period until our registration statement is declared effective.

Net Loss

     As a result of these factors, we reported a net loss of $3,254,448 for the six months ended June 30, 2006 as compared to a net loss of $493,360 for the six months ended June 30, 2005.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other
Charges

     During the six months ended June 30, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $24,000 which relates to our Series A Convertible Preferred Stock. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in capital. In addition, for the six months ended June 30, 2006, we issued 76,000 shares of the Company's common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financing of the Xeni Companies. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

     We reported a net loss attributable to common shareholders of $3,524,688 for the six months ended June 30, 2006 as compared to net loss attributable to common shareholders of $493,360 for the six months ended June 30, 2005. This translates to an overall per share loss available to shareholders of ($.30) for the six months ended June 30, 2006 as compared to a per share loss of $(.05) for the six months ended June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 VERSUS THREE MONTHS ENDED JUNE 30, 2005

Revenue

     In July 2005, we began processing claims on our MDwerks suite of products for our first client and recorded total revenue of $71,805 during the three months ended June 30, 2006 as compared to $9,976 for the three months ended June
30, 2005, an increase of $61,829. For the three months ended June 30, 2006, we recorded service fee revenue of $61,982, or 86.3% and financing income of
$9,823, or 13.7%. For the three months ended June 30, 2005, we recorded service fee revenue of $5,500, or 55.1% and financing income of $4,476, or 44.9%.

Operating Expenses

     Our operating expenses significantly increased for the three months ended
June 30, 2006 from the three months ended June 30, 2005 as a result of increased operations as we began to implement our business plan.

     For the three months ended June 30, 2006, total operating expenses were
$1,368,024 as compared to $389,107 for the three months ended June 30, 2005, an increase of $978,917. Included in this increase for the three months ended June
30, 2006 is the following:

     1. We recorded compensation expense of $703,788 for the three months ended
June 30, 2006 as compared to $0 for the three months ended June 30, 2005. This increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26, 2005. We expect compensation expense to increase as we hire additional administrative, sales and technical personnel. In addition, for the three months ended June 30, 2006, we recorded
$289,209 of compensation expense related to issuance of stock options to employees;

     2. Consulting expense and outside services amounted to $211,924 for the three months ended June 30, 2006 as compared to $210,637 for the three months ended June 30, 2005, an increase of $1,287. During the three months ended June
30, 2006, we issued 28,483 shares of our common stock to consultants and recorded consulting expense of $114,000. For the three months ended June 30,
2005, we paid consultants for substantially all of our sales, operations and executive functions prior to the hiring of permanent staff on September 26,
2005.

     3. Professional fees amounted to $64,153 for the three months ended June
30, 2006 as compared to $109,899 for the three months ended June 30 2005, a decrease of $45,746 of 41.6%. This decrease was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to other corporate matters.

     4. Selling, general and administrative expenses were $388,159 for the three months ended June 30, 2006 as compared to $68,571 for the three months ended
June 30, 2005, an increase of $319,588 or 466%. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

     For the three months ended June 30, 2006, selling, general and administrative expenses consisted of the following:

Sales commissions                           $ 42,871
Advertising and promotion                     32,960
Employee benefits and payroll taxes           87,811
Other selling, general and administrative    224,517
                                            --------
                                            $388,159
                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

Other Income (Expenses)

     For the three months ended June 30, 2006, interest income was $2,094 as compared to $0 for the three months ended June 30, 2005, an increase of $2,094.
This increase was due to an increase in interest-bearing cash deposits.

     For the three months ended June 30, 2006, interest expense was $3,682 as compared to $0 for the three months ended June 30, 2005, an increase of $3,682.
This increase was due to an increase in borrowings.

     For the three months ended June 30, 2006, we recorded a loss on the revaluation of a warrants liability of $588,686 as compared to $0 for the three months ended June 30, 2005. We are required to revalue our warrant liability until our registration statement is declared effective.

Net Loss and Net Loss Attributable to Common Shareholders

     As a result of these factors, we reported a net loss of $1,886,493 for the three months ended June 30, 2006 as compared to a net loss of $379,131 for the three months ended June 30, 2005. This translates to an overall per share loss available to shareholders of ($.16) for the three months ended June 30, 2006 as compared to a per share loss of $(.04) for the three months ended June 30, 2005.

Liquidity and Capital Resources

     We used the proceeds from the sales of common stock through December 31,
2005 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $442,670 owed to us at June 30,
2006. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solution.

     During 2006, we sold 28.33 units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of our Series A Convertible Preferred
Stock, par value $.001 per share, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the 28.33 units, we received net proceeds of $1,426,391.

     While we have sufficient funds to conduct our business and operations as they are currently undertaken for the near term, our ability to continue to implement our revenue and profit growth strategy could be adversely affected if we are unable to consummate additional private placement transactions or debt financing, which we are currently pursuing.

     We currently have no material commitments for capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

Cash flows

     At June 30, 2006, we had cash of $453,761.

     Net cash used in operating activities was $1,655,335 for the six months ended June 30, 2006 as compared to $466,975 for the six months ended June 30,
2005, an increase of $1,188,360. This increase is primarily attributable to an increase in our net loss and:

     1. An increase in notes receivable, accounts receivable and prepaid expenses aggregating $244,293 related to the increase in revenue and the funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

     2. An increase in accounts payable, accrued expenses and deferred revenues related to an increase in operations aggregating $310,052.

     Net cash used in investing activities was $71,728 for the six months ended
June 30, 2006 as compared to $72,172 for the six months ended June 30, 2005, and is related to the acquisition of computer and office equipment and furniture.

     Net cash provided by financing activities was $1,414,360 for the six months ended June 30, 2006 as compared to $564,386 for the six months ended June 30,
2005. For the six months ended June 30, 2006, we received proceeds from the sale of Series A preferred stock of $1,700,000 offset by placement fees and other expenses paid of $273,609 related to the preferred stock offering and repayment of loans payable of $12,031. During the six months ended June 30, 2005, we received capital contributions from the former stockholders of the Xeni
Companies of $550,886 and proceeds from loans payable of $13,500.

OFF BALANCE SHEET ARRANGEMENTS

     We had no off balance sheet arrangements as of June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS (CONTINUED)

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
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO and CFO Certifications appearing immediately following the signatures section of this report are Certifications of the CEO and the CFO. The Certifications are required in accordance with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).
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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the six month ended June 30, 2006, we sold 28.33 units in a private placement to accredited investors pursuant to the terms of a Confidential
     Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share convertible into 20,000 shares of common stock, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the 28.33 units, we received net proceeds of $1,426,391. The private placement was made solely to "accredited investors," as defined in Regulation D under the
     Securities Act of 1933, as amended, or the Securities Act. None of the units, warrants or the Common Stock, or shares of our common stock underlying the warrants sold in the offering were registered under the
     Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section
     4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

     In June 2006, we issued 28,483 shares of the common stock to consultants in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $114,000 or $4.00 per share The shares described above were exempt from the registration requirements of the
     Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D there under, as a transaction by an issuer not involving a public offering.

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

                                        MDWERKS, INC.

August 10, 2006                         /s/ Howard B. Katz
                                        ----------------------------------------
                                        Howard B. Katz
                                        Chief Executive Officer

August 10, 2006                         /s/ Vincent Colangelo
                                        ----------------------------------------
                                        Vincent Colangelo
                                        Chief Financial Officer

