Form 10QSB
period 2006-09-30
MDwerks, Inc.
filed 2006-11-14
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,393,398 shares at November 13, 2006

Transitional Small Business Disclosure Format (Check one):    Yes     No

MDWERKS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

MDWERKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash	$140,812	$766,464
Notes receivable	365,473	363,845
Accounts receivable	30,447	10,415
Debt issuance cost, net	20,314	—
Prepaid expenses and other	48,736	68,816
Total current assets	605,782	1,209,540
Property and equipment, net of accumulated depreciation of $36,235 for September 30, 2006 and $13,428 for December 31, 2005	129,312	80,391
Total assets	$735,094	$1,289,931
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, net	$163,993	$135,000
Loan payable	77,214	98,700
Accounts payable	423,052	211,517
Accrued expenses	269,895	167,382
Deferred revenues	17,868	5,357
Warrant liability	2,696,901	1,735,237
Total current liabilities	3,648,923	2,353,193
Long-term liabilities:
Deferred revenues, less current portion	39,304	3,390
Total liabilities	3,688,227	2,356,583
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 15.33 shares issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,053,398 shares issued and outstanding at September 30, 2006 and 11,538,730 shares issued and outstanding at December 31, 2005	12,053	11,539
Additional paid-in capital	20,312,903	15,480,037
Accumulated deficit	(23,278,089)	(16,558,228)
Total stockholders' deficiency	(2,953,133)	(1,066,652)
Total liabilities and stockholders' deficiency	$735,094	$1,289,931

The accompanying notes should be read in conjunction with the condensed consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service fees	$147,726	$9,407	$262,292	$14,907
Financing income	10,387	3,770	36,558	8,246
Total revenue	158,113	13,177	298,850	23,153
Operating expenses:
Compensation	1,730,160	22,500	3,193,895	22,500
Consulting expenses and outside services	144,081	338,159	399,126	627,157
Professional fees	153,782	145,536	277,906	265,248
Selling, general and administrative	453,468	73,662	1,233,047	168,288
Total operating expenses	2,481,491	579,857	5,103,974	1,083,193
Loss from operations	(2,323,378)	(566,680)	(4,805,124)	(1,060,040)
Other income (expense):
Interest income	1,123	—	5,671	—
Interest expense	(372,291)	(447)	(380,039)	(447)
Amortization of debt issuance costs	(3,120)	—	(3,120)	—
Settlement expense related to debt conversion	—	—	(180,827)	—
Gain (loss) on valuation of warrant liability	1,030,338	—	(192,914)	—
Other expense	(3,502)	—	(3,502)	—
Other income	—	—	11	—
Total other income (expense)	652,548	(447)	(754,720)	(447)
Net loss	(1,670,830)	(567,127)	(5,559,844)	(1,060,487)
Deemed preferred stock dividend	—	—	(913,777)	—
Common stock issued in connection with anti-dilutive recalculation	—	—	(246,240)	—
Net loss attributable to common shareholders	$(1,670,830)	$(567,127)	$(6,719,861)	$(1,060,487)
NET LOSS PER COMMON SHARE – basic and diluted	$(0.14)	$(0.06)	$(0.57)	$(0.11)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	11,777,821	9,352,328	11,728,751	9,352,328

The accompanying notes should be read in conjunction with the condensed consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,559,844)	$(1,060,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,807	13,524
Amortization of debt issuance cost	3,120	—
Amortization of debt discount	28,793	—
Stock-based compensation and consulting	2,163,572	—
Settlement expense related to debt conversion	180,827	—
Interest expense in connection with grant of warrants	335,273
Loss on valuation of warrant liability	192,914	—
Changes in assets and liabilities:
Notes receivable	(1,628)	(172,213)
Accounts receivable	(20,032)	—
Prepaid expenses and other	20,080	(35,384)
Accounts payable	211,535	313,062
Accrued expenses	103,763	26,096
Deferred revenues	48,425	—
Total adjustments	3,289,449	145,085
Net cash used in operating activities	(2,270,395)	(915,402)
Cash flows from investing activities:
Purchase of property and equipment	(71,728)	(75,324)
Net cash used in investing activities	(71,728)	(75,324)
Cash flows from financing activities:
Capital contributions	—	550,886
Proceeds from loans payable	—	80,000
Proceeds from notes payable	360,000	135,000
Placement fees in connection with notes payable	(23,434)	—
Repayment of note payable	(25,000)	—
Repayment of loan payable	(21,486)	—
Net proceeds from sale of common stock	—	119,229
Proceeds from sale of Series A preferred stock	1,700,000	—
Placement fees and other expenses paid	(273,609)	—
Net cash provided by financing activities	1,716,471	885,115
Net decrease in cash	(625,652)	(105,611)
Cash – beginning of year	766,464	267,388
Cash – end of period	$140,812	$161,777
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$9,253	$—
Noncash investing and financing activities:
Common stock issued for debt and accrued interest	$46,250	$—
Common stock issued in connection with notes payable	$39,800	$—
Detachable warrants accounted for as debt discount on note payable	$250,000	$—

The accompanying notes should be read in conjunction with the condensed consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in the Form 10-KSB of MDwerks, Inc. (the ‘‘Company’’) as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

On June 7, 2005, MDwerks entered into and consummated Share Exchange Agreements with all of the shareholders of each of the Xeni Companies: Xeni Medical Systems, Inc. (‘‘XMS’’); Xeni Financial Services, Corp. (‘‘XFS’’); and Xeni Medical Billing, Corp. (‘‘XMB’’). Pursuant to each of the Share Exchange Agreements, MDwerks acquired 100% of the issued and outstanding shares of each of the Xeni Companies’ common stock.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

access to its MDwerks’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management.

XFS was incorporated under the laws of the state of Florida on February 3, 2005. XFS offers financing and advances to health care providers secured by claims processed through the MDwerks system.

XMB was incorporated under the laws of the state of Florida on March 2, 2005. XMB offers health care providers billing services facilitated through the MDwerks system.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including the institutional financing described in Note 7 provide the opportunity for the Company to continue as a going concern.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (‘‘US GAAP’’). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries, XMS, XFS and XMB. All significant intercompany balances and transactions have been eliminated.

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

Accounts and notes receivable

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At September 30, 2006 the Company has no allowance for doubtful accounts.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of September 30, 2006, the Company had outstanding options to purchase an aggregate of 1,726,250 shares of common stock, warrants to purchase an aggregate of 1,439,085 shares of common stock, and 566,667 shares of common stock issuable upon conversion of preferred stock which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three and nine month periods ended September 30, 2006 since the impact of the stock options and warrants would be antidilutive. At September 30, 2005 the Company did not have any potential dilutive common stock.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's (‘‘SEC’’) Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

Revenue derived from fees related to claims and contract management services are generally recognized when services are provided to the customer.

The Company provides advance funding services to unaffiliated healthcare providers (the Company's ‘‘Customers’’). The Customers advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its Customers to third party payors (the ‘‘Payors’’). The advances are repaid through the remittance of payments of Customers medical claims, by Payors, directly to the Company. The Company withholds from these advances interest, accrued on a daily basis, and an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

Revenue derived from fees related to rebilling and collection services are generally recognized when the customer's accounts receivable are collected.

Revenue from implementation fees are generally recognized over the term of the customer's agreement. Revenue derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (‘‘SFAS No. 123R’’) utilizing the modified prospective

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

method. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’).

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

The Company has net operating loss carryforwards for tax purposes totaling approximately $5,516,000 at September 30, 2006 expiring at various times through the year 2026 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset by taxable income after a change in control (generally greater than a 50% change in ownership). The Company recorded a deferred tax asset of approximately $2,096,000 offset by a full valuation allowance since it is more likely than not that the deferred tax asset will not be realized.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (‘‘SFAS No 155’’), ‘‘Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140’’. Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

Reclassifications

For comparability, certain September 30, 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used at September 30, 2006.

NOTE 2 —	NOTES RECEIVABLE

At September 30, 2006, the Company advanced three healthcare providers under lines of credit and note agreements, respectively, aggregating $365,473. Advances under the line of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The note receivable under a note agreement is payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At September 30, 2006, no amounts were past due.

NOTE 3 —	PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$15,027
Computer equipment and software	3-5 Years	150,520
		165,547
Less: accumulated depreciation		(36,235)
		$129,312

NOTE 4 —	NOTES PAYABLE

At September 30, 2006, the Company has notes payable of $65,000 to unrelated parties that bear interest at 8%. The outstanding principal and all accrued and unpaid interest is due and payable on November 30, 2006. At the Company’s option, all or any part of the outstanding principal balance and accrued interest may be prepaid. In the event the Company raises $2.5 million or more in a financing transaction involving the sale of equity securities, the notes shall become due and payable at the closing of such transaction. Additionally, in such event, the Company shall grant to the note holders four-year warrants to purchase an aggregate of 90,000 shares of the Company’s common stock or the Company’s successor parent company at $1.25 per share. On July 5, 2006, the Company granted the 90,000 warrants to the note holders (see note 6). In February, 2006, $45,000 of these notes payable plus accrued interest of $1,342 were converted into 92,685 shares of the Company’s common stock in full satisfaction of a portion the notes payable (see note 6).

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 4 —	NOTES PAYABLE (continued)

On August 24, 2006, the Company received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, the Company issued a 7% Secured Promissory Note in the original principal amount of $250,000 (the ‘‘7% Secured Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share. The 7% Secured Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This 7% Secured Note is subject to certain mandatory prepayment provisions as defined in the Secured Promissory Note. In connection with this 7% Secured Note, the Company’s subsidiary, Xeni Financial Services, Corp. (‘‘XENI’’), entered into a security and guaranty agreement whereby Xeni has agreed to guaranty for the repayment of the 7% Secured Note and grant a security interest in the Revolving Line of Credit and Note Agreements (see Note 2).

    In connection with the 7% secured promissory note, the Company granted warrants to purchase 111,111 shares of its common stock at an exercise price of $2.25 per share which warrants expire on August 24, 2009. These warrants were treated as a discount on the secured promissory note and were valued at $250,000 to be amortized over the 12-month note terms. The fair market value of each stock warrant were estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.80%; volatility of 142% and an expected term of 3 years. For the nine months ended September 30, 2006, amortization of the debt discount amounted to $20,833 and is included in interest expense.

On August 24, 2006, the Company received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal are due on January 21, 2007. The Company is entitled to one 60-day extension of the Maturity Date. In connection with the financing, the Company issued 10,000 shares of its common stock at a fair market value on the date of grant of $39,800 or $3.98 per share which was recorded as a discount on notes payable to be amortized over the term of the Notes. For the nine months ended September 30, 2006, amortization of this debt discount amounted to $7,960 and is included in interest expense. In addition, the Company paid a total cash fee of $23,434 in connection with the above promissory notes for placement agent fees and related expenses. Accordingly, these fees were treated as deferred issuance cost to be amortized over their respective note terms. For the nine months ended September 30, 2006, amortization of deferred issuance cost amounted to $3,120.

The promissory notes are as follows at September 30, 2006:

Notes payable	$425,000
Less: unamortized discount on notes payable	(261,007)
Notes payable, net	$163,993

NOTE 5 —	LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $77,214. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the Series A Convertible Preferred Stock was considered to have an embedded beneficial conversion feature (ECF) because the conversion price was less than the fair value of the Company’s common stock. This Series A Convertible Preferred Stock was fully convertible at the issuance date, therefore a portion of proceeds allocated to the Series A Convertible Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend.

In accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, the Company is required to record the fair value of the ECF and warrants as a liability since the Company has to use its ‘‘best efforts’’ to file a registration statement and maintain its effectiveness for a period of two years from the effective date. In accordance with SFAS No. 133, the Company is required to record the fair value of the ECF and warrants as a liability. In connection with the initial sales of the Series A Preferred Stock, the initial estimated fair values allocated to the ECF were $913,777 which was recorded as a deemed dividend. The initial fair value allocated to the warrants of $768,751 was allocated to warrant liability. At September 30, 2006, the Company revalued these warrants resulting in a loss on valuation of warrant liability of $581,198 for the nine months ended September 30, 2006. At September 30, 2006, the fair value of these warrants was $1,349,949 and is reflected as a warrant liability on the accompanying consolidated balance sheet.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 —	STOCKHOLDERS’ DEFICIENCY (continued)

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	4.74% and 4.83%
Expected volatility	105% and 145%
Expected life	3 Years
Assumed dividends	none

Brookshire Securities Corporation, (‘‘Brookshire’’), served as the lead placement agent in connection with the private placement. Brookshire received a cash fee in the aggregate of $170,000, and is entitled to receive 170,000 shares of the Company’s common stock, and five-year warrants to purchase 56,667 shares of the Company’s common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

Common Stock

On January 1, 2006, the Company issued 76,000 shares of the Company’s common stock to certain stockholders pursuant to agreements to offset the effect of dilutive financing of the Xeni Companies. The shares issued were valued at the fair value at the date of issuance of $246,240 and were treated as an additional charge to the loss available to common stockholders.

On January 3, 2006, the Company granted options to purchase 860,000 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $3.40 per share. The options vest as to 33.33% of such shares on each of the first and second anniversaries of the date of grant and as to 33.34% of such shares on the third anniversary of the date of grant, and expire on January 3, 2016 or earlier due to employment termination. As of January 1, 2006, the Company accounts for stock options issued to employees in accordance with the provisions of SFAS 123(R) and related interpretations. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 3.75%; and, a term of 8 years. In connection with these options, the Company valued these options at a fair market value of approximately $2,578,445 and will record stock-based compensation expense over the vesting period.

On February 13, 2006, $45,000 of notes payable plus accrued interest of $1,342 was converted into 92,685 shares of the Company’s common stock in full satisfaction of the notes payable. The common shares were valued at a fair market value of $2.45 per share for an aggregate fair market value of $227,077 based on recent trading price of the stock. Accordingly, in connection with the issuance of these shares, the Company reduced notes payable by $45,000, reduced interest payable by $1,342, and recorded settlement expenses related to the debt conversion of $180,827.

On February 28, 2006, the Company issued 25,000 shares of the common stock to the Chief Financial Officer of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $81,000 or $3.24 per share. For the nine months ended September 30 2006, in connection with these shares, the Company recorded stock-based compensation of $81,000.

On June 29, 2006, the Company issued 28,483 shares of the common stock to consultants in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $114,000 or $4.00 per share. For the nine months ended September 30 2006, in connection with these shares, the Company recorded stock-based consulting fees of $114,000.

In June 2006, the Company granted options to purchase 681,250 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $4.00 to $4.25 per

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 —	STOCKHOLDERS’ DEFICIENCY (continued)

share. The options vest as to 33.33% of such shares on each of the first and second anniversaries of the date of grant and as to 33.34% of such shares on the third anniversary of the date of grant, and expire on June 19, 2016 or earlier due to employment termination. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 3.75%; and, an estimated holding period of 8 years. In connection with these options, the Company valued these options at a fair market value of approximately $2,629,973 and will record stock-based compensation expense over the vesting period.

On August 9, 2006, the Company issued 22,500 shares of the common stock to consultants in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $90,000 or $4.00 per share. For the nine months ended September 30 2006, in connection with these shares, the Company recorded stock-based consulting fees of $90,000.

On August 24, 2006, the Company issued 10,000 shares of common stock in connection with a notes payable financing. The shares were valued at fair market value at date of issuance of $39,800 or $3.98 per share and recorded as a discount on notes payable to be amortized over the term of the note (see note 4).

During the three months ended September 30, 2006, Series A preferred stockholders’ converted 13 shares of Series A Preferred Stock into 260,000 shares of common stock.

A summary of the status of the Company's outstanding stock options as of September 30, 2006 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	200,000	$3.25
Granted	1,541,250	3.66
Exercised	—	—
Forfeited	(15,000)	3.50
Outstanding at September 30, 2006	1,726,250	$3.63	$0
Options exercisable at end of period	—	—
Weighted-average fair value of options granted during the period	$3.66

The following information applies to options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.25	190,000	9.25	$3.25	—	—
$3.40	860,000	9.25	$3.40	—	—
$4.00-4.25	676,250	9.73	$4.03	—	—
	1,726,250		$3.63

In connection with granted stock options, the Company recognized compensation expense of $1,878,572 for the nine months ended September 30, 2006. There was no stock-based compensation expense for the nine months ended September 30, 2005.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 —	STOCKHOLDERS’ DEFICIENCY (continued)

As of September 30, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $3,585,000, which will be recognized through June 2009.

Common Stock Warrants

Between February 1, 2006 and June 30, 2006, the Company conducted a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Pursuant to the Private Placement, the Company sold an aggregate of 28.33 units and issued to investors three-year warrants to purchase an aggregate of 566,667 shares of its common stock at an exercise price of $3.00 per share, which expire from March 22, 2009 to June 29, 2009. Brookshire Securities Corporation (‘‘Brookshire’’) served as the lead placement agent in connection with the private placement. Brookshire received five-year warrants to purchase 56,667 shares of our common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

In connection with a 7% secured promissory note, the Company granted warrants to purchase 111,111 shares of its common stock at an exercise price of $2.25 per share which warrants expire on August 24, 2009. These warrants were treated as a discount on the secured promissory note and were valued at $250,000 to be amortized over the 12-month note terms. The fair market value of each stock warrants were estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.80%; volatility of 142% and an expected term of 3 years (see note 4).

On July 5, 2006, in connection with terms of certain notes payable (see note 4), the Company granted to note holders four-year warrants to purchase an aggregate of 90,000 shares of the Company’s common stock at $1.25 per share. The fair market value of these stock warrants were estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.83%; volatility of 142% and an expected term of 4 years. In connection with these warrants, the Company recorded interest expense of $335,273.

A summary of the status of the Company's outstanding stock warrants granted as of September 30, 2006 and changes during the period is as follows:

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 —	STOCKHOLDERS’ DEFICIENCY (continued)

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	704,440	$2.25
Granted	824,444	2.60
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2006	1,528,884	$2.50
Common stock issuable upon exercise of warrants	1,528,884	$2.50
Weighted-average fair value of common stock issuable	$2.50

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$1.25	154,040	4.15	$1.25	154,040	$1.25
$1.50	56,666	4.65	$1.50	56,666	$1.50
$2.25	111,111	2.90	$2.25	111,111	$2.25
$2.50	640,400	2.20	$2.50	640,400	$2.50
$3.00	566,667	2.65	$3.00	566,667	$3.00
	1,528,884		$2.50	1,528,884	$2.50

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 —	STOCKHOLDERS’ DEFICIENCY (continued)

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

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the Company initially accounted for the fair value of the warrants associated with its June 13, 2005 Private Placement as a liability since the Company will incur penalties if the Company cannot comply with the warrant holders’ registration rights. As of the closing date of the private placement the fair value of the warrants was $1,142,770 calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the Company’s common stock from the closing date through the date of filing of the registration statement will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. The Company recorded a charge to operations of $592,467 during the year ended December 31, 2005 to reflect the change in market value of the June 13, 2005 Private Placement warrants. For the nine months ended September 30, 2006, the Company recorded a change in fair value of warrants of $388,284 which was recognized as a gain on valuation of warrant liability on the accompanying statement of operations. At September 30, 2006, the fair value of these warrants was $1,346,952 and is reflected as a warrant liability on the accompanying consolidated balance sheet.

NOTE 7 —	SUBSEQUENT EVENTS

On each of October 20, 2006 and November 9, 2006 the Company received gross proceeds of $2,375,000 ($4,750,000 in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’).

Pursuant to the terms of a Securities Purchase Agreement that the Company entered into with the Investor in connection with the financing, the Company issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’). As security for our obligations, we, along with our subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. entered into a Security Agreement with the Investor, pursuant to which the Company granted a security interest in all of our assets to the Investor. Our subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. are also parties to a Guaranty Agreement pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes. The Company also entered into a Registration Rights Agreement, pursuant to which the Company agreed to register for resale, the shares of our common stock into which the Senior Notes are convertible and the shares of our common stock for which the Series D Warrants and the Series E Warrants are exercisable.

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default unpaid principal and interest due under the Notes will become due and payable on

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7 —	SUBSEQUENT EVENTS (continued)

October 18, 2009 with respect to the Senior Note sold on October 20, 2006 and on November 9, 2009 with respect to the Senior Note sold on November 9, 2006. The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default

The Senior Notes also provide that in the event of a Change of Control (as defined in the Senior Notes), the Holder may require that such Holder’s Senior Note be redeemed at the Change of Control Redemption Price (as defined in the Senior Notes). The Change of Control Redemption Price includes certain premiums in the event a Senior Note is redeemed in the event of a Change of Control.

The Series D Warrants are exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series D Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series D Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series D Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series D Warrants.

The Series E Warrants are exercisable at a price of $3.25 per share for a period of five years from the date of issuance. The Series E Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series E Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series E Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series E Warrants.

We, along with our subsidiaries MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp., entered into a Security Agreement with the Investor. The Security Agreement provides for a lien in favor of the Investor on all of our assets, including the assets of each of our subsidiaries.

Our subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. entered into a Guaranty Agreement with the Investor, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

The Company also entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Senior Notes, the Series D Warrants and the Series E Warrants within

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 7 —	SUBSEQUENT EVENTS (continued)

45 calendar days after the closing date. The Company is required to cause such registration statement to become effective on or before the date which is 105 calendar days after the closing date. In addition to it being an event of default under the Senior Notes, if the Company fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

Investor is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act. None of the Senior Note, the Series D Warrants, the Series E Warrants or the shares of our common stock underlying such securities were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. The Company made this determination based on the representations of the Investor, which included, in pertinent part, that the Investor is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that the Investor was acquiring the Senior Notes,the Series D Warrants and the Series E Warrants for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, and that Investor understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In connection with the Security Purchase Agreement, the Company, along with the Company’s subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. (the ‘‘Subsidiaries’’) granted a security interest in all of the Company’s assets to the Investor. Additionally, the subsidiaries entered into a Guaranty Agreement which unconditionally guaranties the Company’s obligations under the Senior Note and the agreements entered into by the Company in connection with the sale of the Senior Note.

The Company entered into a Registration Rights Agreement which requires the Company to file a registration statement covering the resale of the shares underlying the Senior Note, the Series D Warrants and the Series E Warrants within 45 calendar days after the closing date. The Company is required to cause such registration statement to become effective on or before the date which is 105 calendar days after the closing date. In the event of failure to file such registration statement within 45 calendar days after closing date, failure to cause it to become effective within 105 days after the closing date, or failure to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty days period thereafter that the registration statement is not filed or effective up to a maximum reduction of $0.65.

The number of shares of common stock outstanding at September 30, 2006 was 12,053,398. An additional 340,000 shares of common stock were issued between October 1, 2006 and November 9, 2006 bringing the number of shares outstanding at November 9, 2006 to 12,393,398 as follows: 170,000 shares were issued as placement agent compensation for the Series A Convertible Preferred Stock; 100,000 shares were issued to a non-affilated entity in consideration of services rendered in connection with the October 20, 2006 and November 9, 2006 institutional financing; 50,000 shares were issued to a non-affiliated entity for consulting services; and 20,000 shares were issued for the conversion of one unit of the Company's Series A Convertible Preferred Stock to common stock.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

On November 16, 2005, we acquired all of the outstanding capital stock of MDwerks Global Holdings, Inc. in connection with the merger of a wholly owned subsidiary of the Company with and into MDwerks Global Holdings, Inc. (the ‘‘Merger’’), with the former stockholders of MDwerks being issued approximately 9,352,000 shares of common stock of the Company in exchange for all their shares of common stock of MDwerks Global Holdings, Inc. In connection with the Merger, we changed our name to MDwerks, Inc. Simultaneously with the closing of the Merger, we completed the closing of a private placement of units, with each unit consisting of 10,000 shares of our common stock and a warrant to purchase 10,000 shares of our common stock at an exercise price of $2.50 per share, with gross proceeds of $1,600,000 and net proceeds to us, after deduction of offering expenses and commissions paid at the closing, of $1,310,000 (the ‘‘Private Placement’’). As we have ceased our prior mining operations we will operate the business of MDwerks Global Holdings, Inc. and the Xeni Companies as our sole line of business of MDwerks Global Holdings, Inc. and the Xeni Companies. The following discussion and analysis should be read in conjunction with the financial statements, including footnotes, and other information presented in this prospectus. For purposes of the following discussion and analysis, references to ‘‘we’’, ‘‘our’’, ‘‘us’’ or the ‘‘Company’’ refers to MDwerks, Inc. and includes MDwerks Global Holdings, Inc. as its wholly-owned subsidiary and the Xeni Companies as indirect wholly-owned subsidiaries.

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

Revenues derived from fees related to claims and contract management services are generally recognized when services are provided to the customer. We provide funding services to unaffiliated healthcare providers. These arrangements typically require us to advance funds to these unaffiliated healthcare providers (our customers) in exchange for liens on the receivables related to invoices remitted to their clients for services performed. The advances are repaid through the remittance of payments of receivables by their clients directly to us. We withhold from these advances interest, an administrative fee and other charges as well as the amount of receivables relating to prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned and are calculated on a daily basis.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (‘‘SFAS No. 123R’’) utilizing the modified prospective method. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

For the Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005

Revenue

In July 2005, we began processing claims on our MDwerks suite of products for our first client. We recorded total revenue of $298,850 during the nine months ended September 30, 2006 as compared to $23,153 for the nine months ended September 30, 2005, an increase of $275,697. For the nine months ended September 30, 2006, we recorded service fee revenue of $262,292, or 87.8% of total revenue and financing income of $36,558, or 12.2% of total revenue. For the nine months ended September 30, 2005, we recorded service fee revenue of $14,907, or 64.4% of total revenue and financing income of $8,246, or 35.6% of total revenue.

Operating Expenses

Our operating expenses significantly increased for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 as a result of increased operations as we began to implement our business plan.

For the nine months ended September 30, 2006, total operating expenses were $5,103,974 as compared to $1,083,193 for the nine months ended September 30, 2005, an increase of $4,020,781. Included in this increase for the nine months ended September 30, 2006 is the following:

1.	We recorded compensation expense of $3,193,895 for the nine months ended September 30, 2006 as compared to $22,500 for the nine months ended September 30, 2005. This increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26, 2005. We expect compensation expense to increase as we hire additional administrative, sales and technical personnel. In addition, for the nine months ended September 30, 2006, we recorded $81,000 of compensation expense related to the issuance of 25,000 shares to our chief financial officer and $1,878,572 of compensation expense related to issuance of stock options to employees;

2.	Consulting expense and outside services amounted to $399,126 for the nine months ended September 30, 2006 as compared to $627,157 for the nine months ended September 30, 2005, a decrease of $228,031. During the nine months ended September 30, 2006, we issued 50,983 shares of our common stock to consultants and recorded consulting expense of $204,000. For the nine months ended September 30, 2005, we paid consultants for substantially all of our sales, operations and executive functions prior to the hiring of permanent staff on September 26, 2005.

3.	Professional fees amounted to $277,906 for the nine months ended September 30, 2006 as compared to $265,248 for the nine months ended September 30 2005, an increase of $12,658 or 4.77%. This increase was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to other corporate matters.

4.	Selling, general and administrative expenses were $1,233,047 for the nine months ended September 30, 2006 as compared to $168,288 for the nine months ended September 30, 2005, an increase of $1,064,759 or 632.7%. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses consisted of the following:

	2006	2005
Sales commissions	$140,807	$—
Advertising and promotion	103,816	—
Employee benefits and payroll taxes	276,960	—
Other selling, general and administrative	711,464	166,288
	$1,233,047	$166,288

Other Income (Expenses)

For the nine months ended September 30, 2006, interest income was $5,671 as compared to $0 for the nine months ended September 30, 2005, an increase of $5,671. This increase was due to an increase in interest-bearing cash deposits.

For the nine months ended September 30, 2006, interest expense was $380,039 as compared to $447 for the nine months ended September 30, 2005, an increase of $379,592. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable. Additionally, in connection with the granting of 90,000 warrants related to certain notes payable, we recorded interest expense of $335,273.

For the nine months ended September 30, 2006, we recorded a loss on settlement of notes payable related to the issuance of common shares for debt conversion of $180,827 as compared to $0 for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, we recorded a loss on the valuation of a warrant liability of $192,914 as compared to $0 for the nine months ended September 30, 2005. We are required to revalue our warrant liability to fair value at the end of each reporting period until our registration statement has been effective for two years.

Net Loss

As a result of these factors, we reported a net loss of $5,559,844 for the nine months ended September 30, 2006 as compared to a net loss of $1,060,487 for the nine months ended September 30, 2005.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other Charges

During the nine months ended September 30, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $913,777 which relates to our Series A Convertible Preferred Stock. This non-cash item is related to the beneficial conversion features on our Series A preferred stock offering. In addition, for the nine months ended September 30, 2006, we issued 76,000 shares of the Company's common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financings of the Xeni Companies. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $6,719,861 for the nine months ended September 30, 2006 as compared to net loss attributable to common shareholders of $1,060,487 for the nine months ended September 30, 2005. This translates to an overall per share loss available to shareholders of ($.57) for the nine months ended September 30, 2006 as compared to a per share loss of ($.11) for the nine months ended September 30, 2005.

For the Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005

Revenue

In July 2005, we began processing claims on our MDwerks suite of products for our first client and recorded total revenue of $158,113 for the three months ended September 30, 2006 as compared to $13,177 for the three months ended September 30, 2005, an increase of $144,936. For the three months ended September 30, 2006, we recorded service fee revenue of $147,726, or 93.4% of total revenue and financing income of $10,387, or 6.6% of total revenue. For the three months ended September 30, 2005, we recorded service fee revenue of $9,407, or 71.4% of total revenue and financing income of $3,770, or 28.6% of total revenue.

Operating Expenses

Our operating expenses significantly increased for the three months ended September 30, 2006 from the three months ended September 30, 2005 as a result of increased operations as we began to implement our business plan.

For the three months ended September 30, 2006, total operating expenses were $2,481,491 as compared to $579,857 for the three months ended September 30, 2005, an increase of $1,901,634. Included in this increase for the three months ended September 30, 2006 is the following:

1.	We recorded compensation expense of $1,730,160 for the three months ended September 30, 2006 as compared to $22,500 for the three months ended September 30, 2005. This increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26, 2005. We expect compensation expense to increase as we hire additional administrative, sales and technical personnel. In addition, for the three months ended September 30, 2006, we recorded $884,156 of compensation expense related to issuance of stock options to employees;

2.	Consulting expense and outside services amounted to $144,081 for the three months ended September 30, 2006 as compared to $338,159 for the three months ended September 30, 2005, a decrease of $194,078. During the three months ended September 30, 2006, we issued 22,500 shares of our common stock to consultants and recorded consulting expense of $90,000. For the three months ended September 30, 2005, we paid consultants for substantially all of our sales, operations and executive functions prior to the hiring of permanent staff on September 26, 2005.

3.	Professional fees amounted to $153,782 for the three months ended September 30, 2006 as compared to $145,536 for the three months ended September 30, 2005, an increase of $8,246 or 5.7%. This increase was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to other corporate matters.

4.	Selling, general and administrative expenses were $453,468 for the three months ended September 30, 2006 as compared to $73,662 for the three months ended September 30, 2005, an increase of $379,806 or 515.6%. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

For the three months ended September 30, 2006, selling, general and administrative expenses consisted of the following:

	2006	2005
Sales commissions	$35,378	$—
Advertising and promotion	23,783	—
Employee benefits and payroll taxes	97,993	—
Other selling, general and administrative	296,314	73,662
	$453,468	$73,662

Other Income (Expenses)

For the three months ended September 30, 2006, interest income was $1,123 as compared to $0 for the three months ended September 30, 2005, an increase of $1,123. This increase was due to an increase in interest-bearing cash deposits.

For the three months ended September 30, 2006, interest expense was $372,291 as compared to $447 for the three months ended September 30, 2005, an increase of $371,844. This increase was due to an increase in borrowings and amortization of debt discount in connection with our notes payable. Additionally, in connection with the granting of 90,000 warrants related to certain notes payable, we recorded interest expense of $335,273.

For the three months ended September 30, 2006, we recorded a gain on the valuation of a warrant liability of $1,030,338 as compared to $0 for the three months ended September 30, 2005. We are required to revalue our warrant liability to fair value at the end of each reporting period until our registration statement has been declared effective and for a period of two years.

Net Loss and Net Loss Attributable to Common Shareholders

As a result of these factors, we reported a net loss of $1,670,830 for the three months ended September 30, 2006 as compared to a net loss of $567,127 for the three months ended September 30, 2005. This translates to an overall per share loss attributable to shareholders of ($0.14) for the three months ended September 30, 2006 as compared to a per share loss of ($0.06) for the three months ended September 30, 2005.

Liquidity and Capital Resources

We used the proceeds from the sales of common stock through December 31, 2005 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $365,473 owed to us at September 30, 2006. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solution.

During 2006, we sold 28.33 units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Class A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the 28.33 units, we received net proceeds of $1,426,391.

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. In connection with this note, our subsidiary, Xeni Financial Services, Corp. (‘‘XENI’’), entered into a security and guaranty agreement whereby Xeni has agreed to guaranty for the repayment of the note and grant a security interest in the Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts issued by certain healthcare providers to Xeni.

On August 24, 2006, we received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal are due on January 21, 2007. We are entitled to one 60 day extension of the Maturity Date. In connection with the financing, we issued 10,000 shares of common stock at fair market value at the date of issuance of $39,800 or $3.98 per share and recorded as debt discount to be amortized over the term of the note.

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,375,000 ($4,750,000 in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’).

Pursuant to the terms of a Securities Purchase Agreement that we entered into with the Investor in connection with the financing, we issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’). As security for our obligations, we, along with our subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. entered into a Security Agreement with the Investor, pursuant to which we granted a security interest in all of our assets to the Investor. Our subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. are also parties to a Guaranty Agreement pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes. We also entered into a Registration Rights Agreement, pursuant to which we agreed to register for resale, the shares of our common stock into which the Senior Notes are convertible and the shares of our common stock for which the Series D Warrants and the Series E Warrants are exercisable.

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default unpaid principal and interest due under the Notes will become due and payable on October 18, 2009 with respect to the Senior Note sold on October 20, 2006 and on November 9, 2009 with respect to the Senior Note sold on November 9, 2006. The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default

The Senior Notes also provide that in the event of a Change of Control (as defined in the Senior Notes), the Holder may require that such Holder’s Senior Note be redeemed at the Change of Control Redemption Price (as defined in the Senior Notes). The Change of Control Redemption Price includes certain premiums in the event a Senior Note is redeemed in the event of a Change of Control.

The Series D Warrants are exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series D Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series D Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series D Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series D Warrants.

The Series E Warrants are exercisable at a price of $3.25 per share for a period of five years from the date of issuance. The Series E Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series E Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series E Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series E Warrants.

We, along with our subsidiaries MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp., entered into a Security Agreement with the Investor. The Security Agreement provides for a lien in favor of the Investor on all of our assets, including the assets of each of our subsidiaries.

Our subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. entered into a Guaranty Agreement with the Investor, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

We also entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Senior Notes, the Series D Warrants and the Series E Warrants within 45 calendar days after the closing date. We are required to cause such registration statement to become effective on or before the date which is 105 calendar days after the closing date. In addition to it being an event of default under the Senior Notes, if we fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

Investor is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act. None of the Senior Note, the Series D Warrants, the Series E Warrants or the shares of our common stock underlying such securities were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. We made this determination based on the representations of the Investor, which included, in pertinent part, that the Investor is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that the Investor was acquiring the Senior Notes, the Series D Warrants and the Series E Warrants for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, and that Investor understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

Cash flows

At September 30, 2006, we had cash of $140,812.

Net cash used in operating activities was $2,270,395 for the nine months ended September 30, 2006 as compared to $915,402 for the nine months ended September 30, 2005, an increase of $1,354,993. This increase is primarily attributable to an increase in our net loss and:

1.	Stock based compensation of $2,163,572 related to issuance of stock options to employees and shares of our common stock to consultants;

2.	Loss on valuation of warrant liability of $192,914 in connection to the revaluation of our warrant liability to fair value at the end of each reporting period until our registration statement has been declared effective and for a period of two years from that date;

3.	An net increase in notes receivable, accounts receivable and prepaid expenses aggregating $1,580 related to the increase in revenue and the funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

4.	An increase in accounts payable, accrued expenses and deferred revenues related to an increase in operating activities aggregating $363,723.

Net cash used in investing activities was $71,728 for the nine months ended September 30, 2006 as compared to $75,324 for the nine months ended September 30, 2005 and is related to the acquisition of computer and office equipment and furniture.

Net cash provided by financing activities was $1,716,471 for the nine months ended September 30, 2006 as compared to $885,115 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we received proceeds from the sale of Series A preferred stock of $1,700,000 offset by placement fees and other expenses paid of $273,609 related to the preferred stock offering and repayment of loans payable and notes payable of $21,486 and $25,000, respectively. We also received net proceeds from notes payable of $336,566. During the nine months ended September 30, 2005, we received capital contributions from the former stockholders of the Xeni Companies of $550,886 and proceeds from notes payable of $135,000. We also received proceeds of $119,229 from the sale of common stock and $80,000 from loans payable.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of September 30, 2006.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to implement our business plan;

•	intense competition, including entry of newly-developed alternative drug technologies;

•	unexpected costs and operating deficits, and lower than expected sales and revenue;

•	adverse results of any legal proceedings;

•	inability to satisfy government and commercial customers using our technology;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and technology personnel; and

•	other specific risks that may be alluded to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words ‘‘will,’’ ‘‘may,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘plan’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2006, we issued 22,500 shares of common stock to consultants in consideration for services rendered.

On August 24, 2006, we issued 10,000 shares of common stock in connection with a notes payable financing.

During the three months ended September 30, 2006, Series A preferred stockholders’ converted 13 shares of Series A Preferred Stock into 260,000 shares of common stock.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submissions of Matters to a Vote of Security Holders

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

MDWERKS, INC.
November 14, 2006	/s/ Howard B. Katz
Howard B. Katz Chief Executive Officer

November 14, 2006	/s/ Vincent Colangelo
Vincent Colangelo Chief Financial Officer