Form 10KSB
period 2006-12-31
MDwerks, Inc.
filed 2007-03-21
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s Telephone Number: (954) 389-8300

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

Revenues during the fiscal year ended December 31, 2006 were $427,778.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of March 16, 2007 was $3,440,667.

As of March 16, 2007, there were 12,580,065 shares of the issuer’s common equity outstanding.

Documents incorporated by reference:    None

Transitional Small Business Disclosure Format (Check one):    Yes           No

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’ and similar terms, as well as references to the ‘‘Registrant’’ in this Annual Report on Form 10-KSB, refer to MDwerks, Inc. (including its subsidiaries ).

Description of Business

We offer a comprehensive selection of electronic medical claims processing, funding and collection solutions to the healthcare provider industry. Our services, which are easily accessible through an Internet web browser, help doctors, hospital based practices, and other healthcare providers and their vendors significantly improve daily insurance claims transaction administration and management as follows:

•	Increase office efficiencies/lower costs;

•	Reduce workload;

•	Improve claims accuracy before submission to, and increase acceptance by, third party payors;

•	Reduce cycle time for remittance;

•	Improve cash management;

•	Increase oversight and control;

•	Leverage receivables through competitive short term financing arrangements;

•	Improve information management, financial security and provider regulatory compliance;

•	‘‘End-to-end’’ solution for claims management; and

•	A platform for leveraging claims towards improved asset protection and wealth management opportunities.

MDwerks, Inc. conducts its business through three wholly owned subsidiaries of our wholly-owned subsidiary, MDwerks Global Holdings, Inc., namely: Xeni Medical Systems, Inc. (‘‘Xeni Systems’’); Xeni Medical Billing, Corp. (‘‘Xeni Billing’’); and, Xeni Financial Services, Corp. (‘‘Xeni Financial’’ and, together with Xeni Systems and Xeni Billing, the ‘‘Xeni Companies’’).

Claims Management Services

Our CLAIMwerks™ solutions, which are offered through Xeni Systems, can provide actual contract based, insurance company comparable screening and analysis of medical claims directly from a client’s practice management system, so that deficiencies and errors can be corrected before they are submitted to insurance companies for electronic payment. Our CLAIMwerks™ solutions and services improve a healthcare provider’s ability to process and manage claims for reimbursement from third party payors by consolidating the process (including clearinghouse, contract management and remittance functions). As part of CLAIMwerks™ services, we integrate transactions involving insurance claims by providing a single interface for the healthcare provider, the payor (such as an insurance company) and the lender (when the healthcare provider elects to take advantage of receivables financing).

Xeni Systems collects transaction fees from healthcare providers for: the analysis, automated processing, electronic submission, and reporting of claim information; management of healthcare provider contracts for pricing and rules; electronic remittance of payments; explanations of benefits (payments) (EOB’s) made available from payors; and, reconciliation and posting of the payments and EOB’s. Fees may also be generated from third party lenders for the valuation of processed claims that are used as collateral, as well as administrative tasks related to the disbursement of funds. Fees may also be collected from clearinghouses and insurance companies for submitting more accurate claims, once certain volume levels are achieved. One-time implementation fees may be collected for initial set-up and training.

Although we do not currently offer asset and wealth management services, we may have the opportunity to offer asset and wealth management services through third party sources. We expect to receive referral or administrative handling fees for all of these services.

Billing Services

Our BILLwerks™ solutions provide value added billing services leveraging the Xeni Systems technology solutions and services for improved efficiencies. As part of our BILLwerks™ solutions, Xeni Billing offers collections, appeals services, solutions for the collection of old existing medical claim submissions and appeals of denied claims. Our BILLwerks™ solutions are designed to operate in an integrated fashion with the solutions and services offered by Xeni Systems. There are fewer manual and paper functions to be performed in the combined claims management processing/billing solutions process offered by Xeni Systems and Xeni Billing. This can enhance a healthcare provider’s claims related operations and controls even more than using the stand-alone solutions offered by Xeni Systems.

Xeni Billing charges providers (directly or as a subcontractor of Xeni Systems) fees as a percentage of collected claims. Xeni Billing also shares fees (as a channel associate) with Xeni Systems for supporting its claims process and information management. Additionally, Xeni Billing can collect one-time set-up fees, appeals and third party appeals work fees and any consulting fees for customization or support of the healthcare provider outside the scope of services. Finally, Xeni Billing may share in claims revenue recovered when contracted to perform reviews of unpaid claims that were submitted to payors prior to use of our automated claims submission solutions and services.

Lending Services

Our FUNDwerks™ solutions can electronically manage loans, loan repayments and the movement of funds through linked bank accounts.

Through Xeni Financial, we can offer to lend or arrange lending from third parties to healthcare providers on a short term, revolving line of credit and sometimes on a term loan basis. The loans are secured by all claims receivable, which may be processed by Xeni Systems. Like Xeni Billing, Xeni Financial leverages the solutions and services offered by Xeni Systems to value the claims, score risk, document and track claims payment status, verify remittance of payments from insurance companies and sweep funds to the appropriate accounts with the assistance of electronic and automated processes. Xeni Financial is able to arrange loans at attractive rates and terms, since it has not had to invest significant capital to develop or make a major hardware and software purchase of a system to make loans secured by receivables. It also does not need to maintain a large workforce as it can manage many of its business processes through the solutions and services offered by Xeni Systems. Xeni Financial can lend to healthcare providers on the merit of the receivables and, unlike factors (lenders who purchase provider claims outright at a steep discount and high effective interest rates), can even lend on Medicare claims.

Consulting Services

Although we provide Internet-based solutions that do not require our customers to purchase new hardware or software, healthcare providers can take advantage of customized and premium enhancements through our third party associates, including medical billing services and automated appeals of adjudicated claims. Consulting services are also available to enhance healthcare provider practices or business operations.

Market for Our Solutions and Services

Today’s health care providers face serious challenges in claims processing, as well as in getting correct and prompt claims remittances from payors. Claims must be prepared gathering data from the front office to the back, with processing often occurring at different times and locations for each procedure. Many healthcare providers’ current billing system requires the performance of different steps by different third party sources. Claims can move among the healthcare provider’s internal staff, through a practice management system and across multiple offices, to billing, editing engines, clearinghouse, contract management, banking and other resources.

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

The challenges faced in connection with claims management can result in lost revenue, volatile and unsatisfactory cash flow, inaccurate reporting, inefficient management of operations and attendant increases in office workload, expenses and costs of borrowing. In the past, healthcare providers have been required to use a patchwork of internal and third party resources to address these problems, with mixed results. For example, billing and practice management systems attempt to address the claims processing market predominantly by selling proprietary hardware and software products (and maintenance and upgrades or customization), with various degrees of success in features and benefits. They may or may not generate Health Insurance Portability and Accountability Act of 1996 (‘‘HIPAA’’) compliant electronic forms from their systems, and if they do, such forms may be mapped and formatted in different ways, leading to potential errors and problems with acceptance and payment. Ultimately, they offer tools that require office staff and/or external resources to perform critical claims management functions.

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

We believe our integrated suite of solutions and services are the first to market, offering healthcare providers and their lenders comprehensive, cost efficient and superior claims processing and management solutions over the Internet. Our system can become a healthcare provider’s single source platform for integrating claims management and funding functions. Our solutions and services quickly improve claims accuracy, valuation and remittance success, enable outsourced payor contract management, facilitate prompt financing of claims, and produce superior cash and information management. Our technology also offers benefits to small and medium healthcare provider practices with limited resources and staff, allowing them to perform or facilitate the performance of tasks and functions previously only available to much larger practices capable of purchasing more sophisticated and expensive tools and hiring more people to use them. It also allows many financial institutions to lend to healthcare providers on qualified receivables, at risk and cost factors not previously available. With our products and services, healthcare providers of a variety of specialties and sizes have the ability to leverage an ‘‘end-to-end’’ claims management solution.

By combining automated batched and real time functionality into a proprietary ‘‘end to end’’ claims management and funding system, we believe that our solutions and services offer superior value and competitive advantages, including the following:

•	Reduced Workload: Healthcare providers can reduce and/or eliminate manual, labor intensive, repetitive and inefficient functions. The level of reduction depends on many factors, including the type of practice management and billing systems in use, number of staff members and their training and skills in operating existing systems, practice size and mix and contractual relationships with payors, and how paper intensive or electronic their existing process may be.

•	‘‘Pay As You Go’’: Fees charges to healthcare providers for processing insurance claims typically are fixed monthly or calculated as a percentage of each claim’s contract valuation (or predicted value based on history and regional Medicare tables for reference, for example if a healthcare provider is out-of-network). The use of our solutions and services doesn’t require high up-front investment, hardware and software purchases, or payment based on number of claims submitted or billed claims.

•	Superior Cash Management: In as little as five business days or less, healthcare providers can borrow funds from us at competitive short-term rates against a determined value of each submitted claim, without factoring them. Healthcare providers and lenders can choose amounts or categories of claims for funding, including Medicare claims. Financial institutions have an automated risk profile and lending process available to them on a daily claim-by-claim basis, which is customized to their own lending parameters, without the necessity of building new lending tools.

•	Increased Efficiency/Lower Costs: Claims that we process are ‘‘flagged’’ for potential errors as they are received, based on a combination of proprietary technology and use of the same type of rules engine as many insurance companies. Healthcare providers can edit the flagged claim using simple prompts, so a ‘‘cleaner’’ claim can be submitted to the payor. Claim values are determined daily against actual contracts and payment tables, when available, and are adjusted for history and plan changes. Healthcare providers can know almost exactly how much they will get paid on claims. Also, multiple healthcare provider locations can be connected to capture information earlier and more accurately.

•	Superior Information Management: Healthcare providers have access to daily reports on claims status, their expected (not just billed) value, and tools for tracking, auditing and confirming claims remittance, verification and payment. This means they can spend less time trying to determine what is owed and by whom and more time taking action to collect what is owed.

•	Web-based, User Friendly Technology: The solutions and services that we offer can be accessed over the Internet using standard Microsoft Explorer software (or most other browser software) on standard Windows desktop hardware and software. The systems are designed to be used ‘‘off the shelf’’ with no need to purchase hardware or software, and are designed to support large numbers of users. They also can be easily expanded to accommodate future growth.

•	Integrated Functions: Healthcare providers can integrate and consolidate, through a single source, multiple claims processing and management functions within their offices, across multiple offices and across third party vendors, including insurance companies, banks and clearinghouses.

We believe that the technology that we deploy offers the following competitive advantages:

•	First In Marketplace: We believe we are one of the first application service providers to offer a comprehensive bundled service that provides web-based insurance claims management, billing services and lending services (for both borrowers and lenders). This creates a unique, cost effective advantage in capturing clients and developing brand loyalty.

•	Barriers to Entry: We believe potential competitors face significant barriers to duplicating what we have to offer, including the following:

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

Extensive Compliance Issues:    We operate amidst a highly regulated environment. For example, we must operate in accordance with HIPAA, the Financial Holding Company Act and the Gramm Leach Bliley Act. Requirements for handling patient information and claims securely are complex and may serve as a major development challenge to some competitors. Furthermore, we must operate in accordance with complete state regulations regarding fee-splitting with medical professionals.

•	Features Appeal to Lenders: Our solutions and services appeal to lenders, because lenders do not have to negotiate to purchase receivables, acquire a system to process claims for financing or buy hardware and software from us. At the same time, asset based loan assessments can be performed against actual claims value and status on a daily basis, potentially increasing the value and collateral associated with a loan and reducing risk.

•	Contract management is critical to maximizing reimbursement. Complying with terms for getting paid on a claim, accurately valuing the claim and monitoring pricing for each contract creates more reliable receivables security for desired loans.

•	Superior Claims Engine: We aggregate the entire insurance carrier network through the use of a combination of third party and proprietary claims engine functions. This enables healthcare providers to have access to all insurance carriers for electronic claims handling through a single solution.

•	Module Independence: Many components of our solutions and services can be utilized independently of each other, making different technologies rapidly available, and allowing us to adapt quickly to new client requests.

Industry Analysis

According to the Centers for Medicare & Medicaid Services (‘‘CMS’’), the healthcare industry is expected to reach $2.4 trillion over the next two years. The Office of the Actuary at the CMS produces the National Healthcare expenditure projections. The projections are based on historical national health expenditures and are a model framework that incorporates actuarial, econometric, and judgmental factors. National health expenditures are projected to reach $2.9 trillion in 2011, growing at a mean annual rate of 7.3%. During this period, health spending is expected to grow 2.5% per year faster than nominal gross domestic product (GDP), so that by 2011 it will constitute approximately 17.0% of GDP compared to its 2000 level of 13.2%.

The general term ‘‘Health Care’’ encompasses a multitude of products and services. The $1.92 trillion health expenditures in 2005 were projected to be distributed by type of expenditure as follows (source: CMS):

The projected $1.92 trillion health expenditures in 2005 were expected to be distributed by source of funds as follows (source: CMS): Private health insurance: $707.0 billion, Federal: $605.0 billion, out-of-pocket payments: $260.9 billion, State and local: $259.3 billion, and Other private funds: $88.7 billion.

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

Claims processing is a chief contributor, since the vast majority of claim transactions require a large amount of manual intervention. Medicine is unlike many other businesses in that the value of the service is determined retrospectively. This fact, combined with a paper and manual work dependent system, results in significant inefficiencies in the claims filing and payment and reconciliation process. Our systems greatly reduce these costs by automating and replacing many manual labor intensive paper-ridden processes with electronic processes and increasing the information available to manage and collect on outstanding claims. Medical claims processed in the United States escalated from just 5 billion in 1990 to more than 10 billion at the turn of the 21st century and this figure has been steadily increasing. According to the AMA, the average number of claims generated per doctor is 440 claims per month.

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

HIPAA requires payors to move to electronic claim transactions and establish format standards. Although payors continue to make significant technology investments to comply, as well as for their own e-commerce objectives, providers are behind in technical expertise and system resources necessary to effect change, and are burdened with paying for systems and processes to become compliant. As HIPAA compliance is now enforceable by fines, the pressure for secure and compliant solutions has become greater than ever.

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

We view this highly inefficient market as our primary opportunity. Our solutions and services can significantly decrease the cost of claims processing for both providers and payors, and can also create a new asset class consisting of claims, against which financial institutions can lend.

Market Strategy

We plan to sell to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors by using internal and external resources. Internal resources will consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources will consist primarily of independent sales representatives as well as channel associates such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts.

Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we expect to focus our initial marketing efforts in geographic areas such as California, Florida, Texas, New York and New Jersey, which contain high concentrations of prospective clients. Since part of our business involves management and review of healthcare provider contracts with payors, and their contracts tend to be similar by region, we believe that a concentration of marketing efforts in dense areas will also reduce costs (for example, by reducing processing of repetitive contract pricing and increasing set-up efficiencies for field reps) as well as increasing revenues.

Media Marketing

Our advertising strategy prioritizes spending to facilitate sales goals. We expect to utilize internal and external resources to develop advertising mediums to open the appropriate sales opportunities, including the following:

•	Business-to-business advertising;

•	Search engine and Web-site advertising;

•	Direct marketing;

•	Magazine/trade journal advertising;

•	Trade-show advertising, slogans and headlines; and

•	Media Advertising (television, radio, billboards, Internet, etc.).

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

We believe independent representatives will offer us access to healthcare providers based on existing relationships, as well as pre-determined variable costs of subscriber acquisition tied to sales or referral success. We believe we will rapidly gain field presence, experienced personnel and credibility without investing in, and building, resources from the ground up. Multiple resources can be engaged in less time to acquire subscriber prospects.

Sales Methods

Sales will be generated by conventional methods, including direct sales calls, trade shows, seminars, dinners, Webcasts and direct mail. Lead generation will include Internet presence and third party referral sources. We also expect to obtain sales from strategic business alliances.

Revenue Generation

We expect to generate revenues derived from healthcare providers, their payors and lenders, as well as strategic associates which pay referral fees. Examples include the following:

CLAIMwerks™ Subscription Fees:    Healthcare providers are typically charged a percentage of the value of every claim that we process for administration of claims, including claims remittances through various accounts, with a minimum monthly fee; occasionally, other payment arrangements are made.

FUNDwerks™ Fees:    Providers are typically charged an increased percentage (from that charged for CLAIMwerks™) of the value of every claim that we process in consideration of administration of the loan, including for its settlement and posting, with a minimum monthly fee. A Provider cannot subscribe to FUNDwerks™ without also subscribing to CLAIMwerks™, the underlying technology platform.

BILLwerks™ Fees:    Providers are typically charged a percentage of the value of every claim that is collected by Xeni Billing for collections, appeals and patient letter billing services; occasionally, other payment arrangements are made. Like FUNDwerks™, BILLwerks™ billing functionality is a value-added service to CLAIMwerks™ solutions and cannot be subscribed to separately.

Support Fees:    Healthcare providers and financial institutions are typically charged a one-time setup and training fee.

Payor and Clearinghouse Fees:    We may be able to charge payors and clearinghouses fees per clean claim submitted, based on achieving minimum volume requirements.

Financial Institution Fees:    Lenders may pay basis points or other fees to us based on the value of each new claim loaned against, for accessing and using the lending tools that we offer.

Customization and Consulting Fees:    Clients will be charged for any non-standard client support, consulting and any customization, such as for electronic interfaces from the healthcare provider’s existing legacy management system to our systems.

Referral Fees:    Lenders, billing companies and others may generate referral or administrative fees for cross or up selling of their products.

We also plan to generate additional revenues through strategic acquisitions.

Competition

The market for medical claims-related products and services is generally highly competitive and subject to constant change as a result of new product introductions, technological developments and market activities of industry participants. We anticipate competition from a number of public and private companies involved in the business of medical claims transaction processing and solutions, including editing engines, claims management and/or practice management systems, clearinghouses, and medical receivable funding companies. We are also aware that other companies offer products and services with some features similar to those that we offer. However, we are not aware of any direct competition that offers in one system the full set of comprehensive features that we offer, including our proprietary combination of automation, batching and real time functionality. Some of the various types of services or systems that offer aspects found in suite of products that we offer include the following:

•	Claims Management/Practice Management Systems: Claims management and/or practice management systems are used by all forms of healthcare providers and medical billing companies. They offer such services as eligibility verification, claim scrubbing, claim status inquiry, claim submission and remittance, comprehensive reporting, patient statement processing and patient scheduling, although we believe only a few offer the full range of services that we offer.

For example, AthenaHealth is a Web-based practice management system offering subscribers all the above services, including a sophisticated rules engine similar to ours, and charges on a flat monthly fee per provider and/or a percentage of revenue collected depending on the products and services selected. AthenaHealth offers products and services that are similar to ours; however, we do not believe they offer advance funding features. Most critically, the use of AthenaHealth products and services is dependent on the purchase or subscription to the AthenaHealth practice management system, requiring a change of technology, management, use of tools and processes in the provider’s office.

Navicure is another Web-based system similar to AthenaHealth, which may also offer competitive products and services; however, unlike AthenaHealth and us, Navicure does not maintain or update its rules engine specific to each subscriber. Like AthenaHealth, we do not believe Navicure establishs claim values against the contract and payment rules, nor does it offer advance funding features.

Nextgen provides an enterprise level practice management system and electronic medical records system. eHDL is a one-stop clearinghouse and administrative tool set to address cost reduction. We do not believe either Nextgen or eHDL provide any contract-based claims analysis, advance funding or automated account reconciliation functions. Like AthenaHealth, the solutions offered by these competitors may require a significant change in the provider’s office, and continue to rely on the combination of their system tools and office or external resources to perform many critical functions which may simplified or eliminated by our solutions. Further, our solutions connect into practice management systems and help enhance and optimize their use by the provider through the performance of functions outside of the office and by not requiring a fundamental change of process and technology in the office.

We believe other practice management systems require the healthcare provider to purchase or subscribe to an array of ‘‘add-on’’ modules to take advantage of a complete package of tools and services, whereas our services are packaged as bundled services offering end-to-end solutions. Additionally, these competitors are marketed as an alternative to the healthcare provider’s current billing system. Our products and services are designed to ‘‘plug in’’ to, and work in conjunction with, a healthcare provider’s existing system to simplify and accelerate the means of claims payment.

•	Clearinghouses: A clearinghouse functions primarily as a conduit between a healthcare provider and payor by electronically transmitting claims, or converting claims to paper format when necessary. Currently, there are many clearinghouses in operation and competition is fierce amongst them.

Although many clearinghouses boast about their particular ‘‘claim scrubbing’’ features, these are typically limited to the most basic editing functions, namely validating for format and completeness. Some clearinghouses claim to maintain or access payor specific databases. Such databases allow potential editing enhancements, but not analysis of claims prior to submission. They also are not verifying and fixing claims against specific contracts, rules and fee schedules applicable to the specific provider and particular claim. One advantage clearinghouses do have is their ability to meet the specific data requirements of designated payors. However, we offer this same advantage, by contracting directly with clearinghouses and including their value added services with our own. The end result is that all the unique features offered by clearinghouses are passed on to our clients, eliminating the need for a healthcare provider’s separate clearinghouse submission and expense.

One competitor, Providerpay.com, claims it will process a healthcare provider’s submissions against payor-specific edits, send the claim on to the payor, advance funds on a line of credit and deposit those funds into the provider’s operating account within two business days. Providerpay.com also claims to process the payment and deposit it to the provider’s account. The healthcare provider may access certain information regarding the history of submitted claims, including claims status.

Providerpay.com’s website states that Providerpay.com is a cooperative effort of P5, Inc. and Zions Bank, and involves technology that may be patent protected or patent pending. Providerpay.com is advertised as ‘‘complete payment solutions’’.

Providerpay.com appears to have some Web-based tools for performing data-based edits, like other clearinghouses, and then funding on a line of credit with Zions Bank. There is no indication the edits are based on actual payor contracts or an outsourced contract management system with automated, batched and/or real time functionality. There is no indication of eligibility, pre-certification or referral analysis. The loan is not advertised as a revolving line of credit, but rather a more conventional type of loan as described below. Similarly, it is unclear Providerpay.com automates/batches reconciliation, settlement and account management for all providers and payors, or posts critical information both within its system as well as back to the provider’s practice management system. Rather, its Website and published online help documentation seems to indicate the potential for extensive user interaction with its system. This user intervention may include providers performing their own reconciliation and sending and managing claims through multiple sources and clearinghouses. Finally, there is no indication of secondary billing services, either as a separate or integrated feature of the system.

•	Editing Engines: Some form of ‘‘editing engine’’ is integrated into most practice management or claims management systems, as well as clearinghouses. These engines allow healthcare providers to submit ‘‘cleaner’’ claims to payors, thereby reducing the percentage of rejections, reductions or denials. The significant difference with most editing engines, however, is that the healthcare provider maintains them, which can be costly and time consuming. Our clients do not have to continually monitor and update the rules engine to ensure the proper edits are in place.

•	Medical Receivables Funding: Until recently, a healthcare provider’s options for immediate cash flow were mostly limited to bank loans based on personal credit and personal guarantees, sales of claims to factoring companies, or bundling of claims in large volume practices for sale to wealthy private investors. Collateral security could include medical equipment and office assets such as fixtures and furnishings, as well as compensating balances.

A bank loan is reflected on a healthcare provider’s balance sheet as a debt, and requires repayment of the debt with cash. Factoring companies actually purchase claims from healthcare providers, creating ‘‘off balance sheet’’ funding. This may seem like an attractive offer and quick solution for healthcare providers; however, it requires selling a claim for a significantly reduced price, as the ‘‘purchase’’ amount is determined to a great extent by the estimated risk and time that it will take for a particular payor to adjudicate or deny payment of the claims, as well as allowing for a substantial discount on the claims, because of the typically significant variation in billing-to-collection ratios experienced by most healthcare providers.

True advance funding of medical receivables is a relatively new service in the healthcare industry. One competitor offering these services is Medical Capital Financing, which purports to lend up to 85% of the estimated reimbursement on a weekly basis, calculated as an aggregate value based on past billing and collection history. The fees charged to the healthcare provider are also based on such factors as size of practice, size of weekly receivables, and average turnaround time. Triad Capital is another competitor. It currently only offers lending to healthcare providers with net receivables of $50,000 or more, funds on a weekly basis, and charges a set-up fee with an average fee of 3-4 percent of the value of every invoice purchased. It will also purchase aged and charged-off invoices.

First Capital Funding, Corp. (‘‘First Capital’’) represents a typical medical receivables funding service. It currently arranges for funding of up to 85% of net receivables (as determined by First Capital) within 48 hours. First Capital merely performs a due diligence audit of outstanding receivables and then finds a lending source to provide funding. One significant disadvantage of First Capital is that the healthcare provider has no control over the loaned amounts each month. The amount is established at the time of application and remains the same throughout the term of the contract.

Providerpay.com offers a funding service with some features bearing some similarity to ours. Providerpay.com states that it will provide a line of credit within two business days of a claim passing certain claim edits and submitted only through its clearinghouse. Interest, guarantee types, asset security and covered payer claims are undisclosed. Comprehensive integrated claims management and billing solutions do not appear to be offered. Claims must be funded only through its clearinghouse and only with Zions Bank. Our revolving line of credit capabilities appear more extensive, including in areas critical to the automation and reduction of workload and human intervention, as well as information demanded of a complete claims management and payment solution for providers and lenders. For instance, our solutions and services are designed to work with multiple clearinghouses and lenders.

Despite the increasing business of medical receivable funding services, we distinguish ourselves by offering a short term (120 days or less) revolving line of credit, secured by claims receivables and not by other provider assets or personal credit guarantees. As an asset-based loan, not a sale of claims, Medicare claims can be leveraged. Since claims are flagged and scrubbed before submission, and are valued against actual payor contracts and rules, valuation is enhanced, risk is reduced and costs of money can be more competitive. By offering to advance funds to healthcare providers in as little as five business days, or less of submitting claims, coupled with low administrative fees, and a proprietary combination of automated or batched reconciliation, posting, settlement, reporting and billing solutions we believe this service to be a major marketing edge.

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

History of the Company

After 5 years of research, development and testing with strategic and ‘‘name brand’’ resources, the designer of Xeni Systems’ products, MEDwerks, LLC, substantially completed the product development cycle for the products offered by Xeni Systems. The solutions developed by MEDwerks, LLC were tested with 2 doctors and 2 banks. In October of 2003, MEDwerks, LLC ceased operations, due to a lack of continuing operating capital. In October of 2004, substantially all of the assets of MEDwerks, LLC were acquired by Xeni Systems pursuant to a Contribution and Stockholders Agreement (the ‘‘Contribution Agreement’’) in exchange for MEDwerks, LLC receiving approximately a 67% equity interest in Xeni Systems. The purpose of the Contribution Agreement transaction was to launch and market the MDwerks System commercially, utilizing a growth oriented management team of seasoned professionals. Xeni Systems successfully obtained investment and financing of $450,000 and positioned the technology for demonstration and pre-commercial sale.

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

MDwerks, Inc. (f/k/a Western Exploration, Inc.) was incorporated in the State of Delaware on July 22, 2003. From then, until November, 2005, it was a resource exploration stage company. In December, 2003 MDwerks, Inc. was presented with the opportunity to purchase a property that potentially contains a large resource of limestone. Based on such opportunity, MDwerks, Inc. carried out research on the limestone market in the province of British Columbia as well as the Pacific

Northwest region of the United States. MDwerks, Inc. was unable to obtain adequate financing to continue its operations as they were conducted and determined to cease operations.

On October 12, 2005, MDwerks, Inc., MDwerks Global Holdings, Inc. and MDwerks Acquisition Corp., a Florida corporation (‘‘Acquisition Corp.’’), and wholly-owned subsidiary of MDwerks, Inc., entered into an Agreement of Merger and Plan of Reorganization (the ‘‘Merger Agreement’’) pursuant to which, on November 16, 2005, Acquisition Corp. was merged with and into MDwerks Global Holdings, Inc., with MDwerks Global Holdings, Inc. surviving as a wholly-owned subsidiary of MDwerks, Inc. (the ‘‘Merger’’). MDwerks, Inc. acquired all of the outstanding capital stock of MDwerks Global Holdings, Inc. in exchange for issuing shares of Common Stock of MDwerks, Inc. to MDwerks Global Holdings Inc.’s stockholders at a ratio of 0.158074 shares of Common Stock for each share of MDwerks Global Holdings, Inc. common stock outstanding at the effective time of the Merger. Upon the closing of the Merger, we changed our corporate name from ‘‘Western Exploration, Inc.’’ to ‘‘MDwerks, Inc.’’ and succeeded to the business of MDwerks Global Holdings, Inc. as our sole line of business under the direction of MDwerks Global Holdings, Inc.’s management.

In connection with the Merger described above, we completed the closing of a private offering of our securities in which, through December 31, 2005, we sold an aggregate of approximately 64 Units to accredited investors in the Private Placement, pursuant to the terms of a Confidential Private Placement Memorandum dated June 13, 2005, as supplemented. Each Unit consists of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. Each warrant entitles the holder to purchase 10,000 shares of common stock for $2.50 per share. The Units were offered by Brookshire Securities Corporation, as placement agent, pursuant to a placement agent agreement under which the placement agent, in addition to a percentage of gross proceeds of the Private Placement, received 96,000 shares of common stock and a warrant to purchase up to an aggregate of 64,000 shares of common stock. We realized gross proceeds from the Private Placement of $1,600,000, before payment of commissions and expenses.

On June 28, 2006 we completed a private placement offering of units, pursuant to the terms of a Confidential Private Placement Memorandum dated February 1, 2006. Each unit consists of one share of Series A Convertible Preferred Stock and a detachable three-year Series A Warrant to purchase twenty thousand (20,000) shares of our common stock at an exercise price of $3.00 per share (‘‘Series A Preferred Units’’). We sold an aggregate of 28.3 Series A Convertible Preferred Units to accredited investors in this private placement. As of December 31, 2006, 23.3 shares of Series A Convertible Preferred Stock had been converted into 466,667 shares of common stock. The Series A Preferred Units were offered by Brookshire Securities Corporation, as placement agent. The placement agent, in addition to a percentage of gross proceeds of the second private placement, received 170,000 shares of common stock and, for nominal consideration, a warrant to purchase up to an aggregate of 56,667 shares of common stock at an exercise price of $1.50 per share. We realized gross proceeds from the second private placement of $1,700,000, before payment of commissions and expenses.

Pursuant to the Private Placement Subscription documents, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares and warrants held by the selling security holders for resale. That registration statement was declared effective on December 7, 2006. We have agreed to maintain the effectiveness of the registration statement from the effective date through and until the earlier of two years following December 31, 2005 (which was the termination date of the first private placement described above) or the earlier of two years following June 28, 2006 (which was the effective date of the termination of the second private placement described above) and such time as exempt sales pursuant to Rule144(k) under the Securities Act of 1933 (‘‘Rule 144(k)’’) may be permitted for purchasers of Units.

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by Mr. David Goldner, an unaffiliated accredited investor (the ‘‘Goldner Financing’’). In connection with the financing, we issued a secured promissory note to Mr. Goldner in the original principal amount of $250,000 (the ‘‘Goldner Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share (the ‘‘Class

C Warrant’’) The Goldner Note bears interest at the rate of 7% per year, payable monthly in arrears. Subject to certain mandatory prepayment provisions, unpaid principal and interest due under the Goldner Note will become due and payable on August 24, 2007. At December 31, 2006, principal payments made under the mandatory prepayment provisions had reduced the Goldner Note balance to $238,366. Our obligations under the Goldner Note and the agreements entered into in connection with the financing are guaranteed by our subsidiary, Xeni Financial Services, Corp. pursuant to the terms of a guaranty agreement (the ‘‘Xeni Guaranty’’). The performance of our obligations and the obligations of Xeni Financial Services in connection with the Goldner Note, the Xeni Guaranty and the security agreement entered into in connection with the financing (the ‘‘Security Agreement’’) are secured by a security interest in the Revolving Line of Credit Loan Agreement, dated September 29, 2005, between Xeni Financial Services, Corp. and Mobile Diagnostic Imaging, Inc. (the ‘‘MDI Revolver Loan Agreement’’) and all other loan documents related to MDI Revolver Loan Agreement, including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by Mobile Diagnostic Imaging, Inc. to Xeni Financial Services, Corp, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006. We used the net proceeds of the financing for general working capital purposes. In connection with the financing described above, we issued the Goldner Note and the Class C Warrant to Mr. Goldner pursuant to the term of a Subscription Agreement. In the Subscription Agreement we granted Mr. Goldner ‘‘piggyback’’ registration rights. Pursuant to Mr. Goldner’s ‘‘piggyback’’ registration rights, we included the shares underlying his warrants in the registration statement that became effective on December 7, 2006. Mr. Goldner is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act

On August 24, 2006, our subsidiary Xeni Financial Services, Corp. (Xeni Financial) received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by Mr. Frank Grenier and Mr. Eugene Grenier, both unaffiliated accredited investors (the ‘‘Greniers’’). In connection with the financing, Xeni Financial issued two Promissory Notes to the Greniers each in the original amount of $55,000 (the ‘‘Grenier Notes’’) and 5,000 shares of Common Stock to each of Mr. Frank Grenier and Mr. Eugene Grenier. The Grenier Notes bear interest at 10% per year, and both interest and principal were paid on the January 21, 2007 Maturity Date. We used the net proceeds of the financing for general working capital purposes. In connection with the financing described above, we issued the Grenier Notes to the Greniers pursuant to the term of a Subscription Agreement. In the Subscription Agreement we granted the Greniers ‘‘piggyback’’ registration rights. Pursuant to the Greniers’ ‘‘piggyback’’ registration rights, we included the shares of common stock issued to the Greniers in our registration statement that was declared effective on December 7, 2006. The Greniers are ‘‘accredited investors,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act.

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 net proceeds in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’). Pursuant to the terms of a Securities Purchase Agreement that we entered into with the Investor in connection with the financing, we issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’).

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default, unpaid principal and interest due under the Senior Notes will become due and payable on October 18, 2009 with respect to the Senior Note sold on October 20, 2006 and on November 9, 2009 with respect to the Senior Note sold on November 9, 2006. The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default.

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

We, entered into a Security Agreement with the Investor. The Security Agreement provides for a lien in favor of the Investor on all of our assets.

Our subsidiaries entered into a Guaranty Agreement with the Investor, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

We also entered into a Registration Rights Agreement and amendment thereto with the Investor. The amended Registration Rights Agreement required us to file a registration statement covering the resale of 2,777,778 shares of common stock underlying the Senior Notes. The registration statement covering the resale of the shares of common stock underlying the Senior Notes became effective on December 7, 2006. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

Corporate Information Regarding the Company and its Subsidiaries

MDwerks, Inc. is a corporation, organized under the laws of the State of Delaware, originally formed on July 22, 2003.

MDwerks Global Holdings, Inc. is a corporation, organized under the laws of the State of Florida, originally formed on October 23, 2003.

Xeni Systems, Inc. is a corporation organized under the laws of the State of Delaware, originally formed on July 21, 2004.

Xeni Financial Services Corporation is a corporation organized under the laws of the State of Florida, originally formed on February 3, 2005.

Xeni Medical Billing Corp. is a corporation organized under the laws of the State of Delaware, originally formed on March 2, 2005.

Our principal executive office is located at Windolph Center, Suite I, 1020 NW 6th Street, Deerfield Beach, Florida 33442 and our telephone number is (954) 389-8300. Our website address is www.mdwerks.com.

Employees

We employ approximately 18 people who devote their full business time to our activities and 1 person who devotes some of their business time to our activities.

Intellectual Property

A United States business process patent application regarding certain aspects of our systems was filed by our predecessor, MEDwerks, LLC, on April 15, 2002. The US Patent Office has issued an initial office action indicating that it will not allow a patent based upon our initial application. Our patent counsel, DLA Piper Rudnick Gray Cary has modified our patent application based upon the US Patent Office’s action and has submitted a response to the office action. If the response from the US Patent Office to our modified application and our response is unfavorable or only partially successful, when compared to prior protected art, the process may be extended up to 3 years and we could incur substantial expenses in prosecuting the patent. We plan to undertake prosecution of the patent filing to conclusion, if practical and economical.

Properties

The Company sub-leases its facility, on a month-to-month basis, under a master lease expiring July 2008.

Government Regulation

See Risk Factors – ‘‘We are subject to substantial government regulations.’’

Legal Proceedings

We are not a party to any national pending legal proceedings.

RISK FACTORS

We have a very limited operating history, making it difficult to accurately forecast our revenues and appropriately plan our expenses.

We began operations as Xeni Systems, when, in October 2004, Xeni Systems acquired substantially all of the assets of MEDwerks, LLC. MEDwerks, LLC, commenced operations in 2000 and focused the majority of its capital and time developing software programs for the medical transaction system employed by us. From its inception, MEDwerks, LLC incurred substantial net losses in each fiscal year of operation. MEDwerks, LLC closed down its business operations in October 2003, before ever launching its products and services commercially. Xeni Financial was formed in February 2005 and currently provides its products and services only to customers of Xeni Systems. Xeni Billing was formed in March 2005 and currently provides its products and services only to customers of Xeni Systems. MDwerks Global Holdings, Inc. was originally formed in October 2003 for the purpose of operating a business as a provider of telecommunications products and services. In April 2004, MDwerks Global Holdings, Inc. discontinued its telecommunications business and in December 2004, it began to focus on developing the business of Xeni Systems. Pursuant to share exchange agreements, MDwerks Global Holdings, Inc. acquired Xeni Systems, Xeni Financial and Xeni Billing as wholly-owned subsidiaries. In November, 2005, we acquired MDwerks Global Holdings, Inc. as a wholly-owned subsidiary and we operate the businesses of MDwerks Global Holdings, Inc. and the Xeni Companies as our sole lines of business. Accordingly, we should be viewed as an entity with a very limited operating history.

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

We have historically incurred net losses and may not be profitable in the future. In addition, we intend to continue to spend resources on maintaining and strengthening our business and this may cause our operating expenses to increase and operating results to decrease.

Our net loss attributable to common shareholders for the year ended December 31, 2006 was $10,775,667 and since our inception, our accumulated deficit as of December 31, 2006 was $26,548,514. We expect to continue to incur additional substantial operating and net losses for the foreseeable future. The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market products and services that would be widely accepted by potential users of such products and services at prices that will yield a profit. If our products and services cannot be commercially developed and launched, and do not achieve or sustain broad market acceptance we will not achieve sufficient revenues to continue to operate our business.

If we continue to incur losses in future periods, we may be unable to retain employees or fund investments in our systems development, sales and marketing programs, research and development and business plan. There can be no assurance that we will ever obtain sufficient revenues to exceed our cost structure and achieve profitability. If we do achieve profitability, there can be no assurance that we may sustain or increase profitability in the future.

The report of our independent registered public accountants contains the following statement with which we concur: ‘‘The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern.’’

We will need to raise additional capital in the future and may need to initiate other operational strategies to continue our operations.

As of December 31, 2006, we had a cash balance of $3,146,841. The amount of cash available to us will be insufficient for us to implement our business plan as anticipated and will require us to seek additional debt or equity financing in the near future, as we will be unable to generate positive cash flow as a result of our operations. As our business develops, we may need to raise capital through the incurrence of additional long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions in order to complete further investments. This could result in dilution of existing equity positions, increased interest expense, decreased net income and diminished shareholder’s value. In addition, significant capital requirements associated with such investments may impair our ability to pay dividends (although we do not anticipate paying any dividends on common stock in the foreseeable future) or interest on indebtedness or to meet our operating needs. There can be no assurance that acceptable financing for future investments can be obtained on suitable terms, if at all.

Competition from providers of similar products and services could adversely affect our revenues and financial condition.

We compete in a rapidly evolving, highly competitive and fragmented market. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the medical transactions processing, billing, payment and financing industry include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one’s company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services on more attractive terms or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in fee reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors will result in less revenue and have a material adverse effect on our business, operating results and financial condition.

If our technology is not operational and usable it could adversely affect our business.

Xeni Financial and Xeni Billing rely almost exclusively on the technology of Xeni Systems. We believe that neither Xeni Financial nor Xeni Billing can operate as a stand-alone business, but will provide products and services that are ancillary to the products and services of Xeni Systems. As a result, the success of our business proposition is materially and substantially dependent on the technology of Xeni Systems (and the availability, operability and use of such technology in whole or in part). If the technology of Xeni Systems is not usable, we will be unable to operate, as our systems are dependent upon such technology.

Our products and services were designed and built using certain key technologies and licenses from a limited number of suppliers. We will depend on these other companies for software updates, technical support and possibly for system management or for new product development. Although we believe there might be alternative suppliers for some or all of these technologies, it would take a significant period of time and money to establish relationships with alternative suppliers and substitute their technologies for technologies currently being used. The loss of any of our relationships with these suppliers could result in system shut downs and/or the inability to offer services we offer, or intend to offer, which could result in a material adverse effect on our business, operating results and financial condition.

If our systems fail, it could interrupt operations and could adversely impact us.

Our operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, hurricanes, power losses, war, terrorist attacks, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or action, or other unanticipated problem could cause interruptions in the services that we provide. Additionally, the failure of our third-party backbone providers to provide the data communications capacity that we require, as a result of natural disaster, operational disruption or any other reason could cause interruptions in the services that we provide. Any damage or failure that causes interruptions in our operations could result in loss of revenues from clients, loss of clients, monetary damage, or increased costs of operations, any or all of which could have a material adverse effect on our business, operating results and financial condition.

If we do not protect our proprietary technology and intellectual property rights against infringement or misappropriation and defend against third parties assertions that we have infringed on their intellectual property rights, we may lose our competitive advantage, which could impair our ability to grow our revenues.

Our predecessor, MEDwerks, LLC filed a United States business process patent application regarding elements of the MDwerks System on April 15, 2002. The US Patent Office has issued an initial office action indicating that it will not allow a patent based upon our initial application. Our patent counsel, DLA Piper Rudnick Gray Cary (‘‘Piper Rudnick’’), Washington, DC, has modified our patent application based upon the US Patent Office’s action and has submitted a response to the office action. If the response from the US Patent Office to our modified application and our response is unfavorable or only partially successful, the process may be extended up to 3 years and we could incur substantial expenses in prosecuting the patent.

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

If we are unable to retain key personnel it will have an adverse effect on our business. We do not maintain ‘‘key man’’ life insurance policies on our key personnel.

Our operations have been and will continue be dependent on the efforts of Mr. Howard Katz, our Chief Executive Officer, Mr. Solon Kandel, our President and Mr. Vincent Colangelo, our Chief Financial Officer and Corporate Secretary. The commercialization of our products and the development of improvements to our products and systems, as well as the development of new products is dependent on retaining the services of certain technical personnel who were involved in the development of MDwerks’ products and services. The loss of key management, the inability to secure or retain such key legacy personnel with unique knowledge of our products and services and the technology and programming employed as part of our products and services, the failure to transfer knowledge from legacy personnel to current personnel, or an inability to attract and retain sufficient numbers of other qualified management personnel would adversely delay and affect our business, products and services and could have a material adverse effect on our business, operating results and financial condition.

We do not have ‘‘key man’’ life insurance policies for Mr. Katz, Mr. Kandel or Mr. Colangelo. Even if we were to obtain ‘‘key man’’ insurance for Mr. Katz, Mr. Kandel or Mr. Colangelo of which there can be no assurance, the amount of such policies may not be sufficient to cover losses experienced by us as a result of the loss of Mr. Katz, Mr. Kandel or Mr. Colangelo.

If we fail to attract skilled personnel it could adversely affect our business.

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. If we are unable to attract or retain qualified personnel in the future or there are any delays in hiring required personnel, particularly technical, sales, marketing and financial personnel, it could materially adversely affect our business, operating results and financial condition.

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

We presently generate revenue from the efforts of independent sales representatives and we expect to generate a substantial portion of our revenue from independent sales representatives or distributors. Such representatives and distributors may not be required to meet sales quotas and our ability to manage independent sales representatives or distributors to performance standards is unknown. Failure to generate revenue from these sales representatives or distributors would have a negative impact on our business.

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

We are subject to substantial government regulation which may adversely affect the way we conduct our business and the costs of conducting our business.

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

Our medical billing, lending and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide lending, billing and collection services. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed, false claims actions may have to be defended, private payors may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Some of these laws may carry strict liability provisions that impose responsibilities and liabilities on us without any wrongdoing or negligence on our part.

We are not a party to any material legal proceedings. We may become the subject of false claims litigation or additional investigations relating to our lending, billing and collection activities, even when simply passing on claims originating from and edited by third parties for content. Any such proceeding or investigation could have a material adverse effect on our business, operating results and financial condition.

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

We will rely upon third parties to provide data elements to process electronic medical claims in a HIPAA compliant format. While we believe we will be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payors, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA’s standards. We have made and expect to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA’s impact may require us to make investments in new products or charge higher prices.

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

The passage of HIPAA is part of a wider healthcare reform initiative. We expect that the debate on healthcare reform will continue. We also expect that the federal government as well as state governments will pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. We cannot predict whether the governmental-bodies regulators will enact new legislation and regulations, and, if enacted, whether such new developments will have an adverse affect our business, operating results or financial condition.

The Gramm Leach Bliley Act may govern our lending practices as related to safeguarding personal customer information.

Many healthcare providers who are potential clients may have existing systems that do not generate electronic files in a HIPAA-compliant format, which will limit the amount of services we can provide to and the amount of revenues that can be generated from such healthcare providers.

Many healthcare providers have practice management systems that do not have electronic interfaces which produce a HIPAA compliant form. If the interface doesn’t exist, they must purchase a new system from a third party, which may be expensive and not a desirable business proposition for such healthcare providers. If claims cannot be submitted electronically, the claims data must be manually entered into our system, which can be time consuming and duplicative of work already done by a healthcare provider. Manually entering the data also subjects claims to greater risk of human error in the data entry process. While we believe we can provide solutions to healthcare providers to enable them to establish electronic interfaces to submit claims electronically in a HIPAA compliant manner, there can be no assurance healthcare providers will be willing to implement the solutions that we propose. If healthcare providers can not supply electronic medical claims and such claims are processed manually rather than electronically, services that we can provide will be greatly limited and our ability to generate revenues from such providers will be curtailed which could result in a material adverse affect on our business, operating results or financial condition.

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

Solutions and services that we offer may subject us to product liability claims.

Solutions that we sell may fail to perform in a variety of ways, and services that we provide may not meet customer expectations, including shipping a product which is either late, does not meet customer requirements or expectations, or is lost, damaged, stolen or corrupted, or which faces frequent Internet service interruptions, which take it off-line. Such problems would seriously harm our credibility, market acceptance of our products and the value of our brands. In addition, such problems may result in liability for damages arising out of product liability of our products and services. The occurrence of some of these types of problems may seriously harm our business, operating results and financial condition.

Our systems are subject to certain security risks which can adversely affect our operations.

Despite the implementation of security measures, our systems may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Companies have experienced, and may experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could also potentially jeopardize the security of customers’ and our confidential information stored in our computer systems, which may result in liability to customers and also may deter potential customers from using our products and services. Although we intend to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that measures that we implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, such interruptions, delays or cessation of services may result in a loss of customers or subject us to potential liability for actions out of such interruptions, delays or cessation of services.

If we fail to enter into a banking relationship to offer our lending services it will limit our ability to provide funding services and it will adversely affect our business.

We will need to enter into agreements with financial institutions to enable us to offer sufficient funds for the lending services that we plan to offer customers. The lending services that we will offer will allow customers to utilize receivables to receive advance funding from such financial institutions through us. To date, we do not have any such agreement with any financial institution. There can be no assurance that we will be able to enter into such an agreement with a financial institution. If we fail to enter into such an agreement with a financial institution we may not generate sufficient funds to offer our lending services in a meaningful fashion which could result in a material adverse effect on our business, operating results and financial condition.

If we fail to recover the value of amounts that we lend to healthcare providers it will adversely affect our business.

With respect to loans made by us to providers, we expect to experience charge-offs in the future. A charge-off occurs when all or part of the principal of a particular loan is no longer recoverable and will not be repaid. If we were to experience material losses on our loan portfolio, it would have a material adverse effect on our ability to fund our business and to the extent the losses exceed our provision for loan losses, it could have a material adverse effect on our revenues, net income and assets.

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

Our lending services depend on the creditworthiness of our clients. While we will conduct general due diligence and a general review of the creditworthiness of each of our clients, this review requires the application of significant judgment by our management, which judgment may not be correct.

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

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client, or at the time we advance funds to the client which may subject us to a greater risk of loss on loans that we make.

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

We intend to make loans primarily secured by claims receivable and not based on detailed financial information provided to us by our clients or personal creditworthiness or personal credit guarantees. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, and even if we require personal credit guarantees from our clients, we may misinterpret or incorrectly analyze credit performance related information. Mistakes by our staff may cause us to make loans that we otherwise would not have made, to fund advances that we otherwise would not have funded or result in losses on one or more existing loans.

A client’s fraud could cause us to suffer losses.

A client could defraud us by, among other things:

•	directing the proceeds of collections of its accounts receivable to bank accounts other than established lockboxes or re-directing elsewhere governmental account sweeps that are supposed to go from client bank accounts to our lockboxes;

•	creating and submitting false, inaccurate or misleading medical claims;

•	failing to accurately record accounts receivable aging;

•	overstating or falsifying records creating or showing accounts receivable; or

•	providing inaccurate reporting of other financial information.

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

The dependence by our clients on reimbursement revenues could cause us to suffer losses in several instances:

•	If clients fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the program or incur monetary penalties, either of which could result in the client’s inability to make scheduled payments.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of increasing pressures from carriers to control healthcare costs, clients may not be able to generate adequate revenues to satisfy their obligations.

•	If a healthcare client were to default on its loan, we may be unable to invoke our rights to pledged receivables directly as the law prohibits the initial payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, a court order would be needed to enforce collection directly against these governmental payors or re-direction of accounts, set-offs or other disposition of payments received by providers on government claims that have not been forwarded to the lockbox. There is no assurance that we would be successful in obtaining this type of court order.

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

While most of our loans will be secured by a lien on specified collateral of the client, there is no assurance that the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. The collateral securing our loans is subject to inherent risks that may limit our ability to recover the principal of a non-performing loan. Risks that may affect the value of accounts receivable in which we may take a security interest include, among other things, the following:

•	problems with the client’s underlying agreements with insurance carriers, which result in greater than anticipated, disputed accounts;

•	unrecorded liabilities;

•	the disruption or bankruptcy of key obligor who is responsible for material amounts of the accounts receivable;

•	the client misrepresents, or does not keep adequate records of, claims or important information concerning the amounts and aging of its accounts receivable; or

•	the client’s government claims that are being sent to a client controlled account and then ‘‘swept’’ (directed) to a lockbox are stopped by client from being swept or are re-directed by client, which may require judicial action or relief.

Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related loan.

Our advance funding loans are not fully covered by the value of tangible assets or collateral of the client and, consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan.

The risks inherent in advance lending based upon receivables include, among other things, the following:

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

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Payments on one or more of our loans, particularly a loan to a client in which we also hold equity interests, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of its clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our loans as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of its loan on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have a material adverse effect on our business, operating results and financial condition.

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

Our healthcare advance lending business, as well as our claims management solutions, is subject to numerous federal and state laws and regulations, which, among other things, may (i) require us to obtain and maintain certain licenses and qualifications, (ii) limit the interest rates, fees and other charges that we are permitted to collect, (iii) limit or prescribe certain other terms of our financed receivables arrangements with clients, and (iv) subject us to certain claims, defenses and rights of offset, or (v) change the way we process, send, secure, format, receive or otherwise use or interact with claims information or data. Although we believe that our current business plan is in compliance with statutes and regulations applicable to our business, there can be no assurance that we will be able to maintain such compliance without incurring significant expense. The failure to comply with such statutes and regulations could have a material adverse effect upon us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of the business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect upon our business, operating results and financial condition.

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

In addition, certain private reform efforts have been instituted throughout the healthcare industry, including the capitation of certain healthcare expenditures. Capitation is the pre-payment of certain healthcare costs by third-party payors (typically health maintenance organizations and other managed healthcare concerns), based upon a predetermined monthly fee for the aggregate patient lives under any given healthcare provider’s care. The healthcare provider then provides healthcare to such patients when and as needed, and assumes the risk that its prepayments will cover its costs and provide a profit for all of such services rendered. Since capitation essentially reduces or eliminates clients’ need for claims management solutions and/or accounts receivable that are the primary source of payment for our financed receivables, capitation could materially adversely affect our business, operating results and financial condition.

We have not paid dividends and do not expect to do so in the future.

We have not paid any cash dividends on our common stock. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from operations will be used to finance our growth and that dividends will not be paid to holders of common stock.

Our certificate of incorporation, bylaws and state law contains provisions that preserve current management.

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

These provisions could allow our Board of Directors to affect the investor’s rights as a stockholder since the Board of Directors can make it more difficult for preferred stockholders or common stockholders to replace members of the Board. Because the Board of Directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team.

Our Common Stock is considered ‘‘penny stock’’ and may be difficult to trade.

The SEC has adopted regulations that generally define ‘‘penny stock’’ to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, subject to ‘‘penny stock’’ rules pursuant to Section 15(g) of the Exchange Act. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently only quoted on the OTCBB, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares are eligible for sale, and their sale could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market pursuant to our registration statement which became effective on December 7, 2006, could harm the market price of our common stock. As additional shares of common stock may be sold in the public market, the supply of common stock will increase, which could decrease its price. Additionally, some or all of our shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any amount of the restricted shares may be sold by a non-affiliate after they have been held two years.

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

There has been a limited active public market for the Common Stock, and prospective investors may not be able to resell their shares at or above the price at which they purchase shares, if at all.

Shares of our common are traded on the Over the Counter Bulletin Board (‘‘OTCBB’’). We plan on seeking to retain the OTCBB status of the Company so that the registered securities of the Company will have the benefit of a trading market, but will likely be traded only in the OTCBB market for the foreseeable future, although listing on a national exchange such as the AMEX, or NASDAQ Small Cap market may be sought, but is not assured. There is no guarantee that if such listing is pursued the Company will meet the listing requirements or that such efforts to list the Company’s common stock on any national or regional exchange or the NASDAQ Small Cap market will be successful, or if successful, will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price and ability to establish a sufficient number of market makers. As a result, the reported prices for the Company’s securities may be: (i) arbitrarily determined, as a result of the valuation ascribed to the shares in transactions by the Company and adopted for purposes of securities offerings; and (ii) the result of market forces, and as such reported prices may not necessarily indicate the value of the traded shares or of the Company. Furthermore, there has been a limited to no public market for our common stock. An active public market for our common stock may not develop or be sustained.

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

We are a publicly traded company, and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of the Company’s financial results, business activities and other matters. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders, which we estimate will be approximately $250,000 per year, will cause our expenses to be higher than they would be if we were privately-held. In addition, the Company incurred expenses estimated to be approximately $100,000 in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock required to be registered pursuant to the Company’s undertaking to file a registration statement as described herein. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Failure by the Company to comply with the federal or state securities laws could result in private or governmental legal action against the Company and/or its officers and directors, which could have a detrimental effect on the business and finances of the Company, the value of the Company’s stock and the ability of stockholders to resell their stock.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING
STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-KSB contains ‘‘forward-looking statements’’ that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Annual Report on Form 10-KSB. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to implement our business plan;

•	intense competition, from providers of services similar to those offered by us;

•	unexpected costs and operating deficits, and lower than expected sales and revenues;

•	adverse results of any legal proceedings;

•	inability to satisfy government and commercial customers using our technology;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and technology personnel; and

•	other specific risks that may be alluded to in this Annual Report on Form 10-KSB.

All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-KSB, the words ‘‘will,’’ ‘‘may,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘plan’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Annual Report on Form 10-KSB are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from expectations expressed herein are described under ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-KSB. These cautionary statements and risk factors qualify all forward-looking statements attributable to information provided in this Annual Report on Form 10-KSB and on behalf of us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Annual Report on Form 10-KSB is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See ‘‘Risk Factors’’ for a more detailed discussion of uncertainties and risks that may have an impact on future results.

ITEM 2.    PROPERTY

The Company sub-leases its facility, on a month-to-month basis, under a master lease expiring July 2008.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the OTC Bulletin Board since November 16, 2005 under the symbol MDWK.OB. Prior to that date, there was no active market for our Common Stock. As of March 16, 2007, there were approximately 218 holders of record of our Common Stock.

The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by the OTC Bulletin Board.

	High		Low
Fiscal Year 2005
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		4.00		2.00
Fiscal Year 2006
First Quarter		$4.25		$2.40
Second Quarter		5.00		2.45
Third Quarter		4.25		2.60
Fourth Quarter		3.60		1.16
Fiscal Year 2007
First Quarter (through March 16, 2007)		$1.45		$0.50

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

Recent Sales of Unregistered Securities

The securities issued by the Company upon the consummation of the Merger discussed in the ‘‘BUSINESS – History of the Company’’ section of this Annual Report on Form 10-KSB were not registered under the Securities Act of 1933, as amended. At the effective time of the Merger, each outstanding share of common stock of MDwerks Global Holdings, Inc. was converted into the right to receive 0.158074 shares of the Company’s common stock. At the effective time of the Merger, approximately 59,162,000 shares of MDwerks Global Holdings, Inc. shares of common stock were outstanding and no options or warrants to purchase shares of MDwerks Global Holdings, Inc. common stock were outstanding. As a result of the Merger, the approximately 59,162,000 shares of common stock of MDwerks Global Holdings, Inc. that were outstanding were exchanged for approximately 9,352,000 shares of common stock of the Company. Set forth below is a list of shareholders who received shares of common stock in connection with such merger and the number of shares they received:

Name	Number of Shares Received
Peter Dunne	39,519
Rosemarie Manchio	19,715
Steven Brandenburg IRA	11,903
Thomas Stephens	35,077
Ronald & Lydia Hankins JTWROS	13,478
Bernard O’Neil	17,319
Robert Bouvier	1,628
Arthur J. Ballinger	11,959
Roger Hermes	36,452
F. Bradford Wilson	19,805
John & Jeanie Garell JTWROS	62,236
Jai Gaur	988
Phil Dean	39,233
Joseph Morgillo	21,435
Solon Kandel & Vivian Kandel TEN ENT	1,018,310
73142 Corp.	113,813
Arrowhead Consultants, Inc.	294,308
Glenwood Capital, Inc.	294,308
Steven Brandenburg	9,726
Kay Garell Trust	28,041
Wesley Neal	11,856
Sol Bandiero	83,679
Stephen Katz	176,152
Gerard Maresca	71,713
Tonia Pfannenstiel	23,350
Stephen Weiss	65,809
Phil Margetts	33,483
Ronald Hankins	13,609
John Garell	16,666
Todd Adler	131,751
Leanne Kennedy	56,501
Jon Zimmerman	54,251
Howard Katz and Denise Katz TEN ENT	1,084,001
Harley Kane	102,334
Lauren Kluger	24,542
MedWerks, LLC	5,115,912
Larry Biggs	59,968
Peter Chung	38,750
Sparta Road, Ltd.	38,750
Todd Snyder	20,000
Frank Essner Trust	20,000
Jason Clark	20,000

These shares of our common stock issued in connection with the Merger qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a ‘‘public offering’’ as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholders listed above had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a ‘‘public offering.’’ Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. Furthermore, each of the shareholders listed above is an ‘‘accredited investor’’ as defined in Regulation D of the Securities Act of 1933.

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

Name	Amount Paid for Units	Number of Units Purchased
Arrowhead Consultants, Inc.	$149,500	5.98
Constantine G. Barbounis	$50,000	2
Brookshire Securities Corp.	$17,000	0.68
Daniel R. Brown	$25,000	1
Jason Clarke / Tanya Clarke (T/E)	$25,000	1
Donia Hachem Revocable Trust	$50,000	2
Ronald Hankins	$22,000	0.88
Philip J. Hempleman	$100,000	4
Roger Hermes	$25,000	1
Domenico Iannucci	$250,000	10
Carlos A. Jimenez	$25,000	1
Carlos A. Jimenez and Jason M. Beccaris	$25,000	1
JTP Holdings, LLC	$25,000	1
Dr. Irving Karten	$25,000	1
Rosemarie Manchio	$25,000	1
Daniel J. O’Sullivan	$100,000	4
Eric W. Penttinen	$25,000	1
Jonathan J. Rotella	$25,000	1
SCG Capital LLC	$300,000	12
Todd Snyder	$50,000	2
Thomas S. Stephens	$12,500	0.5
Jamie Toddings	$25,000	1
Alphonse Tribuiani	$25,000	1
Roger Walker	$25,000	1
Todd Wiseberg	$50,000	2
Jon R. Zimmerman	$50,000	2
Robert E. Zimmerman	$75,000	3

On June 28, 2006 we completed a private placement offering of Units consisting of one share of Series A Convertible Preferred Stock and a three-year warrant to purchase up to 20,000 shares of our common stock at a purchase price of $3.00 per share. We sold an aggregate of 28.3 Units to accredited investors pursuant to the terms of a confidential private placement memorandum, dated February 1, 2006, used in connection with this offering. As of December 31, 2006, 23.3 shares of Series A Convertible Preferred Stock had been converted into 466,667 shares of common stock. The Units were offered by Brookshire Securities Corporation as placement agent. The placement agent received $170,000 in cash and 170,000 shares of our common stock and, for nominal consideration, a warrant to purchase up to an aggregate of 56,667 shares of our common stock at a purchase price of $1.50 per share. We realized gross proceeds from this private placement of $1,700,000 before payment of commissions and expenses. The private placement was made solely to ‘‘accredited investors,’’ as that term is defined in Regulation D under the Securities Act of 1933. The shares of Series A Convertible Preferred Stock and warrants to purchase shares of common stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration offered by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws. Set forth below is a list of purchasers in this private placement and the number of Units purchased:

Name	Amount Paid for Units	Number of Units Purchased
RAJ Investments Limited Liability Partnership	$60,000	1
Daniel J. O’Sullivan	$120,000	2
Kevin William Walker	$60,000	1
Frank V. Cappo	$120,000	2
Rick A. Bennett	$60,000	1
Rion Needs	$60,000	1
J. Joseph Levine	$60,000	1
Terence Smith	$60,000	1
Tim Johnson	$60,000	1
Joe Sparieino	$60,000	1
Scott McNair	$50,000	0.8333
Gerald F. Huepel, Jr.	$50,000	0.8333
Louise E. Rehling Tr. Dated 3/9/00	$25,000	0.4167
PH D Investments I, LP	$150,000	2.5
Kevin & Brenda Narcomey	$50,000	0.8333
Daniel Craig Sager	$25,000	0.4167
CH Medical PSP	$75,000	1.25
Joseph Lewin	$60,000	1
Joe & Carolyn Hubbard, JTWROS	$60,000	1
John R. Harrison	$60,000	1
Melvin C. Sanders	$60,000	1
Randy Bean Revocable Trust 2/21/05	$30,000	0.5
C. Edward White, Jr./Brenda R. Fortunate, JTWROS	$60,000	1
James W. Lees	$75,000	1.25
M. Michael Anderson	$60,000	1
Sharon Sootin	$90,000	1.50

Institutional Financing

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’). Pursuant to the terms of a Securities Purchase Agreement that we entered into with the Investor in connection with the financing, we issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase

375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’).

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default, unpaid principal and interest due under the Senior Notes will become due and payable on October 18, 2009 with respect to the Senior Note sold on October 20, 2006 and on November 9, 2009 with respect to the Senior Note sold on November 9, 2006. The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default.

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

We entered into a Security Agreement with the Investor. The Security Agreement provides for a lien in favor of the Investor on all of our assets.

Our subsidiaries entered into a Guaranty Agreement with the Investor, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

We also entered into a Registration Rights Agreement and amendments thereto with the Investor. Pursuant to the amended Registration Rights Agreement, we included in our registration statement that was declared effective on December 7, 2006, 2,777,778 shares underlying the Senior Notes. We were required to cause such registration statement to become effective on or before February 2, 2007. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

Investor is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act. None of the Senior Note, the Series D Warrants, the Series E Warrants or the shares of our common stock underlying such securities were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. We made this determination based on the representations of the Investor, which included, in pertinent part, that the Investor is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that the Investor was acquiring the Senior Notes, the Series D Warrants and the Series E Warrants for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, and that Investor understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

Loans from Unaffiliated Third Parties

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by Mr. David Goldner, an unaffiliated accredited investor (the ‘‘Goldner Financing’’). In connection with the financing, we issued a secured promissory note to Mr. Goldner in the original principal amount of $250,000 (the ‘‘Goldner Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share (the ‘‘Class C Warrant’’) The Goldner Note bears interest at the rate of 7% per year, payable monthly in arrears. Subject to certain mandatory prepayment provisions, unpaid principal and interest due under the Goldner Note will become due and payable on August 24, 2007. At December 31, 2006, principal payments made under the mandatory prepayment provisions had reduced the Goldner Note balance to $238,366. Our obligations under the Goldner Note and the agreements entered into in connection with the financing are guaranteed by our subsidiary, Xeni Financial Services, Corp. pursuant to the terms of a guaranty agreement (the ‘‘Xeni Guaranty’’). The performance of our obligations and the obligations of Xeni Financial Services in connection with the Goldner Note, the Xeni Guaranty and the security agreement entered into in connection with the financing (the ‘‘Security Agreement’’) are secured by a security interest in the Revolving Line of Credit Loan Agreement, dated September 29, 2005, between Xeni Financial Services, Corp. and Mobile Diagnostic Imaging, Inc. (the ‘‘MDI Revolver Loan Agreement’’) and all other loan documents related to MDI Revolver Loan Agreement, including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by Mobile Diagnostic Imaging, Inc. to Xeni Financial Services, Corp, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006. We intend to use the net proceeds of the financing for general working capital purposes. In connection with the financing described above, we issued the Goldner Note and the Class C Warrant to Mr. Goldner pursuant to the term of a Subscription Agreement. In the Subscription Agreement we granted Mr. Goldner ‘‘piggyback’’ registration rights. Pursuant to Mr. Goldner’s ‘‘piggyback’’ registration rights, we included the shares underlying the Class C Warrant in our registration statement that was declared effective on December 7, 2006. Mr. Goldner is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act.

On August 24, 2006, our subsidiary Xeni Financial Services, Corp. (Xeni Financial) received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by Mr. Frank Grenier and Mr. Eugene Grenier, both unaffiliated accredited investors (the ‘‘Greniers’’). In connection with the financing, Xeni Financial issued two Promissory Notes to the Greniers each in the original amount of $55,000 (the ‘‘Grenier Notes’’) and 5,000 shares of common stock to each of Mr. Frank Grenier and Mr. Eugene Grenier. The Grenier Notes bear interest at 10% per year, and both interest and principal were paid on the January 21, 2007 Maturity Date. We used the net proceeds of the financing for general working capital purposes. In connection with the financing described above, we issued the Grenier Notes to the Greniers pursuant to the term of a Subscription Agreement. In the Subscription Agreement we granted the Greniers ‘‘piggyback’’ registration rights. Pursuant to the Greniers’ ‘‘piggyback’’ registration rights, we included the shares of common stock issued to the Greniers in our registration statement that was declared effective on December 7, 2006. The Greniers are ‘‘accredited investors,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We offer a comprehensive technology-based selection of electronic medical claims processing, funding and collection solutions to the healthcare provider industry through an Internet Web browser. Our services help doctors, hospital based practices, and other healthcare providers and their vendors to significantly improve daily insurance claims transaction administration and management.

Our Xeni Medical CLAIMwerks™ solutions can provide actual contract based, insurance company comparable screening and analysis of medical claims directly from a client’s practice management system, so that deficiencies and errors can be corrected before they are submitted to insurance companies for electronic payment. Further, the matching, settlement and posting of private insurance company claims payments is electronically performed for clients, minimizing the bookkeeping and investigation necessary to determine payment status and collection actions.

Since the system has the capability of analyzing value and risk of claims payment, clients may also qualify for pre-approved revolving line of credit advances on claims processed by our Xeni Finance FUNDwerks™ solution. FUNDwerks™ can electronically manage loans, loan repayments and the movement of funds through linked bank accounts administered by us for banks or finance companies; clients can receive electronic advance funding on claims they select within five business days on favorable terms.

Additionally, clients may choose to complete the claims management cycle by subscribing to the Xeni Billing’s BILLwerks™ services, which can include patient billing and collections and/or managing third party appeals on the provider’s behalf.

There is no major hardware or software investment required to use the Company’s Web-based systems. All transactions are designed to comply with the Health Insurance Portability and Accountability Act of 1996 (‘‘HIPAA’’).

We plan to sell to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors, by using internal and external resources. Internal resources will consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources will consist primarily of independent sales representatives as well as channel associates such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts. Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we are focusing our initial marketing efforts in geographic areas such as California, Florida, Texas, New York and New Jersey, which contain high concentrations of prospective clients.

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

We apply the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We have identified the policy below as critical to our business operations and understanding of our financial results:

Revenues derived from fees related to claims and contract management services are generally recognized when services are provided to the customer. We provide advance funding for medical claims and term loan services to unaffiliated healthcare providers. These arrangements typically require us to advance funds to these unaffiliated healthcare providers (our customers) in exchange for liens on the receivables related to invoices remitted to their clients for services performed. The advances are generally repaid through the remittance of payments of receivables by their payors directly to us. We may withhold from these advances interest, a fee charged in consideration of administration of advance funding and loans and other charges as well as the amount of receivables relating to prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned and are calculated on a daily basis.

Revenues derived from fees related to billing and collection services are generally recognized when the customer’s accounts receivable are collected. Revenues from implementation fees are generally recognized over the term of the customer agreement. Revenues derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Results of Operations

For the Year Ended December 31, 2006 Versus Year Ended December 31, 2005

Revenues

For the year ended December 31, 2006, we recorded total revenue of $427,778. Of this total, we recorded service fee revenue of $355,429, or 83.0% and financing income of $72,349 or 17.0%. In July 2005, we began processing claims for our first client and recorded total revenues of $57,824 during the six months ended December 31, 2005. Of this total, we recorded service fee revenue of $42,816, or 74.0% and financing income of $15,008 or 26.0%.

Operating Expenses

Our operating expenses significantly increased for the year ended December 31, 2006 from the year ended December 31, 2005 as a result of increased operations as we began to implement our business plan.

For the year ended December 31, 2006, total operating expenses were $9,036,301 as compared to $2,038,449 for the year ended December 31, 2005, an increase of $6,997,852. Included in this increase for the year ended December 31, 2006 is the following:

1.	We recorded compensation expense of $5,732,372 as compared to $364,248 for the year ended December 31, 2005. This $5,368,124 increase was attributable to the hiring of permanent sales, operations and executive staff, which began on September 26, 2005 and non-cash compensation expense for stock option grants during 2006 in the amount of $3,911,640. We expect cash and non-cash compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.	Consulting expense amounted to $943,500 as compared to $880,567 for the year ended December 31, 2005, an increase of $62,933, or 7.1%. For the year ended December 31, 2006, we paid consultants for business advisory services, temporary information technology support and various other services; and

3.	Professional fees amounted to $358,969 as compared to $359,006 for the year ended December 31, 2005, a decrease of $37, or 0.0%. This expense was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to SEC filings, the Series A Convertible Preferred Stock offering, the Convertible Notes Payable and other corporate matters; and

4.	Selling, general and administrative expenses were $2,001,460 as compared to $434,628 for the year ended December 31, 2005, an increase of $1,566,832, or 360.5%. This increase was attributable to growth in all of our general and administrative expenses as we began to implement our business plan and a loss of $180,736 on settlement of notes payable related to the issuance of common shares for debt conversion.

For the years ended December 31, 2006 and 2005, selling, general and administrative expenses consisted of the following:

	2006	2005
Sales commissions	$201,674	$2,064
Advertising and promotion	196,750	69,149
Employee benefits and payroll taxes	333,601	52,696
Other selling, general and administrative	1,269,435	310,719
	$2,001,460	$434,628

Other Income (Expenses)

For the year ended December 31, 2006, interest expense was $905,374 as compared to $5,242 for the year ended December 31, 2005, an increase of $900,132. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable. Additionally, in connection with the granting of 90,000 warrants related to certain notes payable, we recorded interest expense of $335,273.

During the year ended December 31, 2006, we recorded a loss on the revaluation of warrant liability of $192,914 related to the change in fair value of the warrants during this period. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, we recorded a charge to operations of approximately $592,467 during the year ended December 31, 2005 to reflect the change in market value of the warrants.

Net Loss

As a result of these factors, we reported a net loss of $9,675,046 for the year ended December 31, 2006 as compared to a net loss of $2,576,938 for the year ended December 31, 2005.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other Charges

During the year ended December 31, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $913,777 which relates to our Series A Convertible Preferred Stock. This non-cash item is related to the beneficial conversion features on our Series A Convertible Preferred Stock. In addition, for the year ended December 31, 2006, we issued 76,000 shares of the Company’s common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financings of the Xeni Companies. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $10,835,063 for the year ended December 31, 2006 as compared to net loss attributable to common shareholders of $2,576,938 for the year ended December 31, 2005. This translates to an overall per share loss available to shareholders of ($.91) for the year ended December 31, 2006 as compared to a per share loss of ($.27) for the year ended December 31, 2005.

Liquidity and Capital Resources

We used the proceeds from the sales of common stock through December 31, 2006 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $473,693 owed to us at December 31, 2006. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solutions.

From March 22, 2006 through June 28, 2006, we sold 28.3 units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. In connection with the sale of the 28.3 units, we received net proceeds of $1,386,077.

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At December 31, 2006, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $238,366. In connection with this note, our subsidiary, Xeni Financial Services, Corp. (‘‘XENI’’), entered into a security and guaranty agreement whereby Xeni has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

On August 24, 2006, we received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal were paid on the January 21, 2007 maturity date. In connection with the financing, we issued 10,000 shares of common stock at fair market value at the date of issuance of $39,800 or $3.98 per share and recorded as debt discount to be amortized over the term of the note.

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 net proceeds in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’).

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

Cash flows

At December 31, 2006, we had cash of $3,146,841.

Net cash used in operating activities was $3,614,120 for the year ended December 31, 2006 as compared to $1,777,562 for the year ended December 31, 2005, an increase of $1,836,558. This increase is primarily attributable to an increase in our net loss and:

1.	Stock-based compensation of $4,334,140 is primarily related to issuance of stock options to employees and shares of our common stock to consultants, versus $250,000 for the year ended December 31, 2005;

2.	Loss on valuation of warrant liability of $192,914 through September 30, 2006 due to the revaluation of our warrant liability to fair value, versus a loss of $529,467 for the year ended December 31, 2005;

3.	Amortization of deferred compensation of $291,487, Gottbetter debt offering costs of $43,361 and Goldner and Grenier debt discount and debt issuance costs of $354,190 and $12,480, respectively, compared to no debt related costs during the year ended December 31, 2005;

4	Settlement expense in the amount of $180,827 for the conversion of $40,000 of notes payable to common stock, versus no settlement expense for the year ended December 31, 2005;

5.	Interest expense in connection with the grant of the 135,000 warrants in the amount of $460,572, versus $0 for the year ended December 31, 2005;

6.	A net increase in notes receivable, accounts receivable and prepaid expenses aggregating $160,005 principally related to the increase in revenue and the funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

7.	An increase in accounts payable, accrued expenses and deferred revenues related to an increase in operating activities aggregating $316,244.

Net cash used in investing activities was $110,457 for the year ended December 31, 2006 as compared to $81,950 for the year ended December 31, 2005 and is principally related to the acquisition of computer and office equipment and furniture.

Net cash provided by financing activities was $6,104,954 for the year ended December 31, 2006 as compared to $2,358,588 for the year ended December 31, 2005. For the year ended December 31, 2006, we received: net proceeds of $4,750,000 from an institutional investor for Convertible Preferred Notes and $360,000 from three qualified investors for notes payable, all offset by placement fees of $263,264; proceeds from the sale of Series A Convertible Preferred Stock of $1,700,000 offset by placement fees and other expenses paid of $313,923; and made repayments of notes payable and loans payable of $101,634 and $26,225, respectively. During the year ended December 31, 2005, we received; net proceeds of $1,574,002 from the sale of common stock; capital contributions from the former stockholders of the Xeni Companies of $550,886; net proceeds from notes payable of $233,700.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

See our Financial Statements beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 18, 2006, we dismissed Goldstein Golub Kessler, LLP as our independent accountant. Goldstein Golub Kessler, LLP had been previously engaged as the principal accountant to audit our financial statements. We believe that it was in our best interests to engage Sherb & Co., LLP and to have Sherb & Co., LLP continue to work with our business. Sherb & Co., LLP is located at 805 Third Avenue, New York, NY 10022 and 1900 NW Corporate Blvd., Suite East 210, Boca Raton, Florida 33431.

As of December 18, 2006, Sherb & Co., LLP was engaged as our new independent public accountants. The appointment of Sherb & Co., LLP was recommended and approved by the Audit Committee of our Board of Directors. During our two most recent fiscal years, and the subsequent interim periods, prior to December 18, 2006, we did not consult Sherb & Co., LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

The reports of Goldstein Golub Kessler, LLP on our financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years, and the subsequent interim periods, prior to December 18, 2006, there were no disagreements with Goldstein Golub Kessler, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Goldstein Golub Kessler, LLP, would have caused it to make reference to the matter in connection with its reports. There were no ‘‘reportable events’’ as that term is described in Item 304(a)(1)(v) of Regulation S-K.

A letter from Goldstein Golub Kessler, LLP regarding its agreement with the statements made by the Company in this Item 8 is filed herewith as Exhibit 16.1.

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

Name	Age	Position
Howard Katz	65	Chief Executive Officer and Director
Solon Kandel	46	President and Director
Vincent Colangelo	63	Chief Financial Officer and Secretary
Lila Sobel	48	Chief Operating Officer
Gerard Maresca	61	Vice President of Business Development
Stephen M. Weiss	53	Chief Technology Officer
David M. Barnes	64	Director
Peter Dunne	49	Director
Paul Kushner	60	Director

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

Lila Sobel became, effective February 1, 2007, our Chief Operating Officer. From 2001 to the present, Ms. Sobel was Vice President Medical Operations of Geisinger Health Plan, Geisinger Health System, where she directed the medical operations departments. From 1992-2001, Ms. Sobel was with HCSC/Blue Cross Blue Shield of Texas where from 1996-2001, she was Vice President of Operations, responsible for the overall operations for HMO-PPO/Medicare Risk/Triwest/(Champus) products and developed strategies and implemented plans for statewide expansion to five geographical business areas. Ms. Sobel has sixteen years health operations experience plus eleven years intense clinical experience within a variety of hospital settings. Ms. Sobel received an M.A. Health Service management from Webster University, a B.S. Nursing from George Mason University and an R.N. Diploma Degree from Beth Israel Medical Center.

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

Gerard Maresca became, effective February 1, 2007, became our Vice President of Business Development. From February 14, 2006 to February 1, 2007, Mr. Maresca served as our Chief Operating Officer. From November 16, 2005 until February 14, 2006, Mr. Maresca was our Vice President of Business Development. Prior to joining us, since January 2004, Mr. Maresca has operated a technology and business consulting company called GMAR, Inc. From February 2000 to October 2003, Mr. Maresca was the Executive Vice President and Chief Technology Officer of MEDwerks, LLC, and was responsible for development of our products. Mr. Maresca has 28 years of technology, engineering, and program management experience, focused on hardware and software development of computer based products. Mr. Maresca has served as a hardware and software system architect, with experience in Internet and web applications. While Product Director at Intel Corp.

(‘‘Intel’’) for 9 ½ years, he managed development of Intel’s i860 program parallel microprocessor, product marketing, manufacturing and R&D, as well as new business development and client support. Mr. Maresca was also Vice President at Diagnostic Retrieval Systems, Inc. for 8 years until he began working with MEDwerks, LLC. Mr. Maresca received a BSEC from Brooklyn Polytech, and a MSCS from Columbia University. He holds five U.S. patents and has published.

David M. Barnes became, effective as of November 16, 2005, a member of the Board of Directors and serves on our Audit Committee and our Compensation Committee. Mr. Barnes has also served as Chief Financial Officer of Neah Power Systems, Inc., (NWPS:OTCBB), since April 2006, Chief Financial Officer of Cyber Defense Systems, Inc., (CYDF:OTCBB), since August 2005 and was a Director and Chief Financial Officer of American United Global, Inc., now Solar Thin Films, Inc. (SLTN:OTCBB), from April 1996 through July 2006. Mr. Barnes is also a member of the Board of Directors, Audit Committee and Compensation Committee of Searchhelp, Inc. (SHLP:OTCBB) and Thinkpath,Inc. (THPHF:OTCBB).

Peter Dunne became, effective as of November 16, 2005, a member of our Board of Directors and serves on our Compensation Committee. Mr. Dunne has spent over 20 years in communications management. Currently he is President and partner of Franklin Communications, LLC, a full service graphic services company, a position he has held since July 2002. From March 2002 to July 2002 he was Regional General Manager for Kelmscott Communications, LLC overseeing Franklin Communications, Trade Litho, Little River Press, and Lauderdale Graphics. From to September 2000 to July 2002 he held the position of Regional Controller for the same companies. From September 1982 to September 2000 he was Vice President and Controller of Franklin Communications. Mr. Dunne’s other experiences include positions in Dataco, a national data entry service business, and Robertson Leasing Corp, an equipment leasing company, both formerly divisions of Robertson Financial Corporation. Mr. Dunne is on the Board of Directors of the Printing Association of Florida and on the CEO Advisory Board to the Printing Industries of America.

Paul Kushner became, effective June 22, 2006, a member of our Board of Directors and serves on our Audit Committee. Mr. Kushner has been President and Owner of Asset Indemnity Brokerage Corp., an insurance brokerage firm since July 1994. Mr. Kushner started his career in the surety industry in 1967 and has been world regional bond manager for American International Group (AIG) and special representative to Norway for the introduction of surety bonds in the United States. In 1987, he was the New York Manager of American International Group, Domestic and International Operations.

Board of Director Composition and Committees

Our Board of Directors is comprised of five directors, Messrs. Katz, Kandel, Barnes, Dunne and Kushner. David M. Barnes and Peter Dunne serve as members of our Compensation Committee and David M. Barnes and Paul Kushner serve as members of our Audit Committee. We have independent parties serving on each of the Audit Committee and the Compensation Committee.

Director Compensation

Our non-management directors were paid fees of $3,500 per calendar quarter through December 31, 2006. On June 19, 2006, the Company authorized the issuance of 75,000 shares of common stock to David M. Barnes in consideration for services rendered.  On June 22, 2006, the Company issued 25,000 of these authorized shares of common stock at the fair value at the date of the issuance of $87,500 or $3.50 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based compensation of $87,500 for Mr. Barnes.  Prior to December 31, 2006, Mr. Barnes deferred to 2007, the issuance of 25,000 of the authorized shares, which were to be issued on November 15, 2006; these shares are still unissued. The remaining 25,000 shares of the 75,000 common stock issuance authorized on June 19, 2006 are to be issued on May 15, 2007. As of December 31, 2006 the following stock option awards have been granted to our non-management directors. The awards expire on the tenth anniversary of the grant dates. We intend to continue to compensate non-management directors through the issuance of stock awards including, without limitation, incentive stock options, restricted stock awards, stock grants and or stock appreciation rights.

Name of Grantee	Incentive Stock Options		Non-qualified Stock Options		Percentage of all Options Granted to Directors
David M. Barnes	44,000	[1]	31,000	[2]	27.2%
Peter Dunne	25,000	[3]	75,000	[4]	36.4%
Paul Kushner	23,500	[5]	76,500	[6]	36.4%

[1]	Consists of options to purchase 44,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[2]	Consists of options to purchase 31,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[3]	Consists of options to purchase 25,000 shares of common stock at a price of $4.00 per share granted on June 19, 2006 and vesting in 1/3 increments on each anniversary of the grant.

[4]	Consists of options to purchase 50,000 shares of common stock at a price of $4.00 per share granted on June 19, 2006 and vesting in 1/3 increments on each anniversary of the grant, and (ii) options to purchase 25,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[5]	Consists of options to purchase 23,500 shares of common stock at a price of $4.25 per share granted on June 22, 2006 and vesting in 1/3 increments on each anniversary of the grant.

[6]	Consists of options to purchase 51,500 shares of common stock at a price of $4.25 per share granted on June 22, 2006 and vesting in 1/3 increments on each anniversary of the grant, and (ii) options to purchase 25,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

Audit Committee Financial Expert

David M. Barnes serves on our Audit Committee as the audit committee financial expert. Mr. Barnes is independent (as such term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act).

Executive Officer Employment Agreements

Effective January 1, 2006, each of Howard B. Katz, Solon L. Kandel, Vincent Colangelo, Gerard Maresca and Stephen W. Weiss entered into an employment agreement with us. The employment agreements with Messrs. Katz and Colangelo extend for a term expiring on December 31, 2008, and the employment agreements with Messrs. Kandel and Weiss extend to a term that expires on December 31, 2007. Effective February 1, 2007, Lila Sobel entered into an employment agreement with us. Her employment agreement extends for a term expiring on December 31, 2007. Pursuant to these employment agreements, Mr. Katz has agreed to devote substantially all of his time, attention and ability, and Messrs. Kandel, Colangelo and Weiss and Ms. Sobel have each agreed to devote all of their time, attention and ability, to our business as our Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer and Chief Operating Officer, respectively. The employment agreements provide that Messrs. Katz, Kandel, Colangelo, Weiss and Ms. Sobel will receive a base salary during calendar year 2007 at an annual rate of $225,000, $200,000, $175,000, $165,000 and $150,000, respectively, for services rendered in such positions. Mr. Kandel agreed to defer payment on his entire 2007 annual base salary increase of $25,000 and Mr. Colangelo agreed to defer payment of $15,000 of his 2007 annual base salary increase of $25,000. During calendar year 2008 under the employment agreements for Messrs. Katz and Colangelo, their annual base salaries will be increased to $300,000 for Mr. Katz, and $200,000 for Mr. Colangelo, respectively. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals. The cash bonuses range from up to 25% of the executive’s annual base salary for Mr. Weiss and Ms. Sobel, up to 100% of the executive’s annual base salary for Messrs. Kandel and Colangelo, and up to 150% of the executive’s annual base salary for Mr. Katz. Messrs. Katz, Kandel, and Colangelo have agreed to defer payment on a portion of their

2006 bonuses, to which they were entitled. Each of our executive officers is entitled to participate in our 2005 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive officer up to a specified monthly amount for the business use of his or her personal car and cell phone. Under Mr. Kandel’s employment agreement, we reimbursed him for expenses of $18,000 in connection with his relocation to Florida; under Ms Sobel’s employment agreement, we reimbursed her for expenses of $5,670 in connection with her relocation to Florida.

The employment agreements provide for termination by us upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement or, if longer, for one year in the case of Mr. Kandel and two years in the case of Messrs. Katz and Colangelo. Messrs. Katz, Kandel and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted under our 2005 Incentive Compensation Plan. We intend to obtain commitments for key-man life insurance policies for our benefit on the lives of Messrs. Katz, Kandel and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, we have agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Katz, Kandel and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies.

In the event of a change of control of our company, Messrs. Katz, Kandel and Colangelo may terminate their employment with us within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements. The employment agreements with Mr. Weiss and Ms. Sobel do not have any change of control provisions.

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

The foregoing summaries of our employment agreements are qualified by reference to the full texts of the form of each of the Senior Executive Level Employment Agreement and Executive Level Employment Agreement, filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K, filed with the SEC on January 5, 2006, respectively, and as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 2, 2007, all of which are incorporated herein in their entirety.

Currently, we do not have an employment agreement with Gerard Maresca and, therefore, his employment is on an ‘‘at-will’’ basis.

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

The Incentive Plan is administered by our Compensation Committee; however, the Board of Directors can exercise any power or authority granted to the Compensation Committee under the Incentive Plan, unless expressly provided otherwise in the Incentive Plan.

We will reserve between five to ten percent of our authorized Common Stock for issuance pursuant to grants under the Incentive Plan.

As of March 1, 2007, the following awards have been granted to the executive officers named in this Annual Report on Form 10-KSB under the Incentive Plan:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees
Howard Katz	53,750	[1]	1,196,250	[2]	51.5%
Solon Kandel	53,750	[1]	446,250	[3]	20.6%
Vincent Colangelo	53,750	[1]	261,250	[4]	13.0%
Gerard Maresca	50,750	[5]	29,250	[6]	3.3%
Stephen Weiss	50,750	[5]	44,250	[7]	3.9%
Lila Sobel	30,000	[8]	—		1.2%

The following awards have been granted to the executive officers named in this Annual Report on Form 10-KSB under the Incentive Plan in the last fiscal year:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees in Last Fiscal Year
Howard Katz	28,750	[9]	1,196,250	[2]	50.5%
Solon Kandel	28,750	[9]	446,250	[3]	19.6%
Vincent Colangelo	28,750	[9]	261,250	[4]	12.0%
Gerard Maresca	25,750	[10]	29,250	[6]	2.3%
Stephen Weiss	25,750	[10]	44,250	[7]	2.9%
Lila Sobel	30,000	[8]	—		1.2%

[1]	Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant and (iii) options to purchase 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant.

[2]	Consists of (i) options to purchase 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) options to purchase 246,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, (iii) options to purchase 500,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant , and (iv) options to purchase 50,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Katz are owned with his spouse as Tenants in the Entireties.

[3]	Consists of (i) options to purchase 275,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) options to purchase 71,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, and (iii) options to purchase 100,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant. All Non-qualified Stock Options granted to Mr. Kandel are owned with his spouse as Tenants in the Entireties.

[4]	Consists of (i) options to purchase 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) options to purchase 71,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, (iii) options to purchase 75,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant, and (iv) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Colangelo are owned with his spouse as Tenants in the Entireties.

[5]	Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) options to purchase 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant and (iii) options to purchase 20,750 shares of common stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant.

[6]	Consists of (i) options to purchase 4,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, and (ii) options to purchase 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant.

[7]	Consists of (i) options to purchase 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) options to purchase 25,000 shares of

Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant, and (iii) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in 1/3 increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

[8]	Consists of options to purchase 30,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in 1/3 increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

[9]	Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant and (ii) options to purchase 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant.

[10]	Consists of (i) options to purchase 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant and (ii) options to purchase 20,750 shares of common stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant.

Executive Compensation

The following executives received compensation from MDwerks, Inc., and Xeni Medical Systems, Inc. in the amounts set forth in the chart below for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses:

SUMMARY COMPENSATION TABLE

		Annual Compensation							Long-Term Compensation
									Awards		Payouts
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Award(s)		Securities Underlying Options/SARs		LTIP Payouts	All Other Compensation
Howard Katz	2006	$195,000	$87,778	[1]	$51,000	[2]	—		1,225,000	[3]	—	—
Chief Executive	2005	$79,231	—		$50,769	[4]	—		25,000	[5]	—	—
Officer and Director	2004	—	—		—		$28,800	[6]	—		—	—

Solon Kandel	2006	$175,000	$50,527	[7]	$13,800	[8]	—		475,000	[9]	—	—
President and	2005	$53,846	—		$46,154	[10]	—		25,000	[5]	—	—
Director	2004	—	—		—		$20,000	[11]	—		—	—

Vincent Colangelo	2006	$150,000	$44,100	[12]	$93,000	[13]	—		290,000	[14]	—	—
Chief Financial	2005	$50,385	—		$25,500	[15]	—		25,000	[5]	—	—
Officer and Secretary	2004	—	—		—		—		—		—	—

Gerard Maresca	2006	$150,000	—		$2,290	[16]	—		55,000	[17]	—	—
Vice President,	2005	$40,296	—		$90,185	[18]	—		25,000	[5]	—	—
Business Development	2004	—	—		—		—		—		—	—

Stephen M. Weiss	2006	$150,000	$20,828		$4,800	[19]	—		70,000	[20]	—	—
Chief Technology	2005	$33,391	—		$67,000	[21]	—		25,000	[5]	—	—
Officer	2004	—	—		—		—		—		—	—

Lila Sobel	2006	$12,500	—		$150	[22]	—		30,000	[23]	—	—
Chief Operating	2005	—	—		—		—		—		—	—
Officer (effective 2/1/07)	2004	—	—		—		—		—		—	—

[1]	Consists of a $51,389 bonus paid during 2006 and $36,389 accrued as a Company obligation.

[2]	Consists of an auto allowance of $23,000, a business use of home allowance of $25,000 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[3]	Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 3,750 shares of

Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) 246,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, (iii) 500,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant , and (iv) 50,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Katz are owned with his spouse as Tenants in the Entireties.

[4]	$18,333 was paid to Mr. Katz as consulting fees and $32,436 was paid to Greater Condor Evaluations, Inc., an entity owned and controlled by Mr. Katz, as consulting fees.

[5]	Consists of incentive stock options granted on December 29, 2005, exercisable at a price of $3.25 per share, and vesting in 1/3 increments on each anniversary date of the date of grant.

[6]	720,000 shares of Common Stock of MDwerks Global Holdings, Inc., were issued to 7/31/42 Corp., an entity controlled by Mr. Katz, for services rendered at a value of $0.04 per share. Such shares were exchanged for 113,813 shares of Class A Common Stock of the Company in connection with the Merger.

[7]	Consists of a $29,302 bonus paid during 2006 and $21,225 accrued as a Company obligation.

[8]	Consists of an auto allowance of $10,800 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[9]	Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant: and (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 275,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant; (ii) 71,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant; and, (iii) 100,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant. All Non-qualified Stock Options granted to Mr. Kandel are owned with his spouse as Tenants in the Entireties.

[10]	$33,333 was paid to Mr. Kandel as consulting fees and $12,821 was paid to The Ashwood Group, LLC, an entity owned and controlled by Mr. Kandel, as consulting fees.

[11]	500,000 shares of Common stock of MDwerks Global Holdings, Inc., were issued to Mr. Kandel for services rendered at a value of $0.04 per share. Such shares were exchanged for 79,037 shares of Class A Common Stock in connection with the Merger.

[12]	Consists of a $26,377 bonus paid during 2006 and $17,723 accrued as a Company obligation.

[13]	Consists of $81,000 for services rendered to the Company, paid as 25,000 shares of Common Stock issued on February 28, 2006, an auto allowance of $9,000 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[14]	Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) 71,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, (iii) 75,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant , and (iv) 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Colangelo are owned with his spouse as Tenants in the Entireties.

[15]	Paid as consulting fees to Weston Business Advisors, Inc., a corporation owned and controlled by Mr. Colangelo.

[16]	Consists of an auto allowance of $1,800 and a contribution of $490 towards the Company’s medical Flexible Spending account.

[17]	Consists of Incentive Stock Options to purchase: (i) 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 20,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant; and, (ii) 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant

[18]	Paid as consulting fees to GMAR, Inc., a corporation owned and controlled by Mr. Maresca.

[19]	Consists of an auto allowance of $1,800 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[20]	Consists of Incentive Stock Options to purchase: (i) 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 20,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant; and, (ii) 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant; and (iii) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in 1/3 increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

[21]	Paid as consulting fees to Argent Consulting Services, Inc., a corporation owned and controlled by Mr. Weiss.

[22]	Consists of an auto allowance of $150.

[23]	Consists of options to purchase 30,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in 1/3 increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on March 16, 2007, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name of Beneficial Owner	Shares Beneficially Owned		Percentage of Class
Howard B. Katz	1,483,481	[1,2]	11.5%
Solon Kandel	1,164,448	[2]	9.2%
Vincent Colangelo	115,000	[2]	0.9%
Stephen Weiss	89,142	[2]	0.7%
Lila Sobel	10,000	[2]	0.1%
Gerard Maresca	155,182	[2]	1.2%
David M. Barnes	50,000	[2]	0.4%
Peter Dunne	61,763	[2]	0.5%
Paul Kushner	149,623	[2]	1.2%
Directors and officers as a group (9 persons):	3,278,640		24.7%
Persons known to beneficially own more than 5% of the outstanding Common Stock:
MEDwerks.com Corp[3]	2,139,316		17.0%
Jacob Nudel[3]	429,026		3.4%
AJKN Partnership[3]	710,472		5.6%
AJLN Partnership[3]	710,472		5.6%
AJMN Partnership[3]	710,472		5.6%

[1]	Includes 113,813 shares of common stock owned by 73142 Corp., an entity controlled by Howard Katz as the sole officer and director. Mr. Katz is not a shareholder of 73142 Corp.

[2]	Includes options presently exercisable, as disclosed under Directors Compensation and Executive Compensation.

[3]	Dr. Jacob Nudel, MDwerks’ former chairman, exercises investment and voting control of the shares beneficially owned by Medwerks.com Corp. Dr. Nudel is General Partner of and exercises dispositive voting control of the shares beneficially owned by AJKN Limited Partnership, AJLN Limited Partnership and AJMN Limited Partnership, but is only a 1% limited partner of each of these entities.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stephen Katz, the son of Howard Katz, the Company’s Chief Executive Officer, is a partner at Peckar & Abramson, P.C., which is the Company’s outside legal counsel. The Company is charged Peckar & Abramson’s standard billing rates for legal services rendered. Stephen Katz owns: 176,152 restricted shares of the Common Stock of the Company; Incentive Stock Options to purchase 44,000 shares of Common Stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant; and, Non-Qualified Stock Options to purchase 131,000 shares of Common Stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

ITEM 13.    EXHIBITS

EXHIBITS

Exhibit No.	Exhibits
3.1	Company Certificate of Incorporation[1]
3.2	Amendment to Company’ Certificate of Incorporation changing name to MDwerks, Inc. and amending terms of Blank Check Preferred Stock[2]
3.3	Certificate of Designations Designating Series A Convertible Preferred Stock.[3]
3.4	Bylaws of the Company.[4]
4.1	MDwerks, Inc. 2005 Incentive Compensation Plan.[5]
4.2	Form of Warrants to purchase shares of Common Stock at a price of $2.50 per share.[6]
4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $1.25 per share.[7]
4.4	Form of Series A Warrants to purchase shares of Common Stock at a price of $3.00 per share.[8]
4.5	Form of Series A Warrants issued to Placement Agent and sub-agents to purchase shares of Common Stock at a price of $1.50 per share.[9]
4.6	Promissory Note issued to David Goldner[10]
4.7	Class C Warrant to purchase shares of Common Stock at a price of $2.25 per share[11]
4.8	Promissory Note issued to Frank Grenier[12]
4.9	Promissory Note issued to Eugene Grenier[13]
4.10	Securities Purchase Agreement by and between Investor and MDwerks, Inc.[14]
4.11	Form of Series D Warrant to purchase shares of Common Stock at a price of $2.25 per share[15]
4.12	Form of Series E Warrant to purchase shares of Common Stock at a price of $3.25 per share[16]
4.13	Form of Senior Secured Convertible Note[17]
4.14	Registration Rights Agreement between MDwerks, Inc. and Investor[18]
10.1	Agreement of Merger and Plan of Reorganization among Western Exploration, Inc., MDwerks Acquisition Corp. and MDwerks Global Holdings, Inc.[19]
10.2	Placement Agent Agreement by and among the Company, MDwerks and Brookshire Securities Corporation.[20]
10.3	Form of Lock Up Agreement between the Company and executive officers and certain stockholders.[21]
10.4	Form of Private Placement Subscription Agreement.[22]
10.5	Form of Senior Executive Level Employment Agreement between MDwerks, Inc. and each of Howard B. Katz, Solon L. Kandel and Vincent Colangelo.[23]
10.6	Form of Executive Level Employment Agreement between MDwerks, Inc. and Stephen Weiss.[24]

Exhibit No.	Exhibits
10.7	Executive Level Employment Agreement between MDwerks, Inc. and Lila K. Sobel[25]
10.8	Guaranty issued to David Goldner by Xeni Financial Services, Corp.[26]
10.9	Security Agreement between Xeni Financial Services, Corp. and David Goldner[27]
10.10	Subscription Agreement between MDwerks, Inc. and David Goldner[28]
10.11	Form of Subscription Agreement between MDwerks, Inc. and Frank Greiner and Eugene Grenier[29]
10.12	Guaranty issued to Investor by Xeni Financial Services, Corp., Xeni Medical Billing, Corp., MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc.[30]
10.13	Security Agreement by and among Investor, MDwerks, Inc., Xeni Financial Services, Corp., Xeni Medical Corp., Xeni Medical Billing, Corp., MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc.[31]
10.14	Closing Agreement by and between Investor and MDwerks, Inc. Modifying and Waiving Registration Rights Provisions[32]
14.1	Code of Ethics[33]
16.1	Letter from Goldstein Golub Kessler, LLP regarding change in Registrant’s Certifying Accountant[34]
22.1	Subsidiaries[35]
23.1	Consent of Sherb & Co., LLP[36]
23.2	Consent of Goldstein Golub Kessler LLP[36]
31.1	Section 302 Certification of Principal Executive Officer[36]
31.2	Section 302 Certification of Principal Executive Officer[36]
32.1	Section 906 Certification of Principal Executive Officer[36]
32.2	Section 906 Certification of Principal Executive Officer[36]
99.1	Audit Committee Charter[37]
99.2	Compensation Committee Charter[38]

[1]	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 12, 2004.

[2]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[3]	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[4]	Incorporated by reference to our Registration Statement on Form SB-2, filed with the SEC on August 12, 2004.

[5]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[6]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[7]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[8]	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[9]	Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[10]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on August 29, 2006.

[11]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on August 29, 2006.

[12]	Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[13]	Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[14]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[15]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[16]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[17]	Incorporated by reference to Exhibit 4.4 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[18]	Incorporated by reference to Exhibit 4.5 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[19]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 13, 2005.

[20]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[21]	Incorporated by Reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[22]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[23]	Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[24]	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[25]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K filed with the SEC on February 2, 2007.

[26]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on August 29, 2006.

[27]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on August 29, 2006.

[28]	Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on August 29, 2006.

[29]	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[30]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[31]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[32]	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on November 13, 2006.

[33]	Incorporated by reference to Exhibit 14.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[34]	Filed herewith.

[35]	Incorporated by reference to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[36]	Filed herewith.

[37]	Incorporated by reference to Exhibit 99.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[38]	Incorporated by reference to Exhibit 99.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2006	2005
Audit Fees[1]	$32,500	$35,000
Audit Related Fees[2]	27,000	0
Tax Fees[3]	27,205	5,750
All Other Fees[4]	13,877	6,500

[1]	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

[2]	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

[3]	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

[4]	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Goldstein Golub Kessler LLP was retained to audit our consolidated financial statements for the years ended December 31, 2005 and 2004. On December 18, 2006, we dismissed Goldstein Golub Kessler, LLP as our independent accountant and Sherb & Co., LLP was engaged as our new independent public accountants for the year ended December 31, 2006. Through September 30, 2005, Goldstein Golub Kessler LLP had a continuing relationship with American Express Tax and Business Services Inc. (‘‘TBS’’) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005 this relationship ceased and Goldstein Golub Kessler LLP established a similar relationship with RSM McGladrey, Inc. (‘‘RSM’’). Goldstein Golub Kessler LLP has no full time employees, and, therefore, none of the audit services performed were provided by permanent, full-time employees of the Goldstein Golub Kessler LLP. Goldstein Golub Kessler LLP manages and supervises the audit and audit staff and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Committee Pre-Approval Policy

In addition to retaining Sherb & Co., LLP to audit our consolidated financial statements for the year ended December 31, 2006, we retained Sherb & Co., LLP to provide other professional services to us in our 2006 and 2007 fiscal years. We understand the need for Sherb & Co., LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Sherb & Co., LLP, our audit committee has restricted the non-audit services that Sherb & Co., LLP may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Sherb & Co., LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, INC.
By: /s/ Howard B. Katz Name: Howard B. Katz Title: Chief Executive Officer Date: March 21, 2007

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard B. Katz	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2007

Howard B. Katz

/s/ Vincent Colangelo	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	March 21, 2007

Vincent Colangelo

/s/ Solon Kandel	President and Director	March 21, 2007

Solon Kandel

/s/ Adam Friedman	Controller	March 21, 2007

Adam Friedman

/s/ David M. Barnes	Director	March 21, 2007

David M. Barnes

/s/ Peter Dunne	Director	March 21, 2007

Peter Dunne

/s/ Paul Kushner	Director	March 21, 2007

Paul Kushner

MDWERKS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
MDwerks, Inc.

We have audited the accompanying consolidated balance sheet of MDwerks, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDwerks, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP Certified Public Accountants

Boca Raton, Florida
February 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MDwerks, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows of MDwerks, Inc. and Subsidiaries for the year then ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MDwerks, Inc. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 25, 2006, except for the second paragraph in Note 6 to the financial statements, as to which the date is February 1, 2006 and the fifteenth paragraph of Note 6 to the financial statements, as to which the date is February 13, 2006

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current assets:
Cash	$3,146,841
Notes receivable	473,693
Accounts receivable	55,591
Prepaid expenses and other	73,797
Total current assets	3,749,922
Long-term assets:
Property and equipment, net of accumulated depreciation of $48,144	156,132
Debt issuance and offering costs, net	501,593
Total assets	$4,407,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable, net	$620,169
Loan payable	72,475
Accounts payable	267,922
Accrued expenses	378,759
Deferred revenue	27,913
Total current liabilities	1,367,238
Long-term liabilities:
Notes payable, net of discount of $4,027,012, less current portion	701,185
Deferred revenue, less current portion	28,046
Total liabilities	2,096,469
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—
Series A convertible preferred stock, $0.001 par value, 1,000 shares authorized, 5 shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,580,065 shares issued and outstanding	12,580
Additional paid-in capital	29,194,716
Accumulated deficit	(26,607,910)
Deferred compensation	(288,208)
Total stockholders’ equity	2,311,178
Total liabilities and stockholders’ equity	$4,407,647

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005
Revenue:
Service fees	$355,429	$42,816
Financing income	72,349	15,008
Total revenue	427,778	57,824
Operating expenses:
Compensation	5,732,372	364,248
Consulting expenses	943,500	880,567
Professional fees	358,969	359,006
Selling, general and administrative	2,001,460	434,628
Total operating expenses	9,036,301	2,038,449
Loss from operations	(8,608,523)	(1,980,625)
Other income (expense):
Interest income	33,701	1,396
Interest expense	(905,374)	(5,242)
Loss on revaluation of warrant liability	(192,914)	(592,467)
Other expense, net	(1,936)	—
Total other income (expense)	(1,066,523)	(596,313)
Net loss	(9,675,046)	(2,576,938)
Deemed preferred stock dividend	(913,777)	—
Common stock issued in connection with anti-dilutive recalculation	(246,240)	—
Net loss attributable to common shareholders	$(10,835,063)	$(2,576,938)
NET LOSS PER COMMON SHARE – basic and diluted	$(0.91)	$(0.27)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	11,899,272	9,547,492

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Years Ended December 31, 2006 and 2005

	Series A Preferred Stock $.001 Par Value		Common Stock $.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity (Deficiency)
	Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 2004	—	—	9,246,339	$9,247	$14,250,211	$(13,981,290)	$—	$278,168
Common stock issued in recapitalization	—	—	1,350,000	1,350	(1,350)	—	—	—
Capital contributions	—	—	—	—	550,886	—	—	550,886
Common stock issued for consulting fee	—	—	100,000	100	249,900	—	—	250,000
Sale of common stock, net	—	—	842,391	842	1,573,160	—	—	1,574,002
Warrant liability	—	—	—	—	(1,142,770)	—	—	(1,142,770)
Net loss	—	—	—	—	—	(2,576,938)	—	(2,576,938)
Balance, December 31, 2005	—	—	11,538,730	11,539	15,480,037	(16,558,228)	—	(1,066,652)
Common stock issued in connection with anti-dilutive recalculation	—	—	76,000	76	246,164	(246,240)	—	—
Deemed preferred stock dividend	—	—	—	—	—	(913,777)	—	(913,777)
FAS 123R Stock Option Compensation	—	—	—	—	3,911,640	—	—	3,911,640
Amortization of deferred compensation — consultants	—	—	—	—	—	—	291,487	291,487
Cumulative effect of warrant liability adjustment	—	—	—	—	1,911,520	785,381	—	2,696,901
Issuance of warrants in connection with notes payable	—	—	—	—	460,572	—	—	460,572
Common stock issued for notes payable	—	—	92,685	92	226,985	—	—	227,077
Issuance of warrants in connection with offering	—	—	—	—	145,026	—	—	145,026
Debt discounts in connection with notes payable	—	—	—	—	4,091,402	—	—	4,091,402
Issuance of warrants to consultants	—	—	—	—	579,695	—	(579,695)	—
Sales of preferred stock, net of placement fees	28	—	170,000	170	1,386,077	—	—	1,386,247
Conversion of Series A convertible preferred stock	(23)	—	466,667	467	(467)	—	—	—
Common stock issued in connection with notes payable	—	—	110,000	110	333,690	—	—	333,800
Common stock issued for services	—	—	125,983	126	422,375	—	—	422,501
Net loss	—	—	—	—	—	(9,675,046)	—	(9,675,046)
Balance, December 31, 2006	5	$—	12,580,065	$12,580	$29,194,716	$(26,607,910)	$(288,208)	$2,311,178

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,675,046)	$(2,576,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,716	13,256
Amortization of debt issuance costs	12,480	—
Amortization of debt discount	354,190	—
Amortization of deferred offering costs	43,361	—
Amortization of deferred compensation	291,487	—
Stock-based compensation	3,911,640	—
Settlement expense related to debt conversion	180,827	—
Loss on revaluation of warrant liability	192,914	592,467
Common stock issued for services	422,500	250,000
Interest expense in connection with grant of warrants	460,572	—
Changes in assets and liabilities:
Notes receivable	(109,848)	(363,845)
Accounts receivable	(45,176)	—
Prepaid expenses and other	(4,981)	(79,231)
Accounts payable	56,405	211,517
Accrued expenses	212,627	166,465
Deferred revenue	47,212	8,747
Total adjustments	6,060,926	799,376
Net cash used in operating activities	(3,614,120)	(1,777,562)
Cash flows from investing activities:
Purchase of property and equipment	(110,457)	(81,950)
Net cash used in investing activities	(110,457)	(81,950)
Cash flows from financing activities:
Proceeds from notes payable	5,110,000	233,700
Repayment of loan payable	(26,225)	—
Placement fees in connection with notes payable	(263,264)	—
Repayment of notes payable	(101,634)	—
Proceeds from sale of Series A preferred stock	1,700,000	—
Placement fees and other expenses paid	(313,923)	—
Capital contributions	—	550,886
Net proceeds from sale of common stock	—	1,574,002
Net cash provided by financing activities	6,104,954	2,358,588
Net increase in cash	2,380,377	499,076
Cash – beginning of year	766,464	267,388
Cash – end of year	$3,146,841	$766,464
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$77,355	$1,429
Non-cash investing and financing activities:
Increase in warrant liability	$—	$1,142,770
Note payable contributed to additional paid in capital as part of recapitalization	$—	$250,000
Common stock issued for debt and accrued interest	$5,208,358	$—
Common stock issued in connection with notes payable	$333,800	$—

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On November 16, 2005, a wholly-owned subsidiary of MDwerks, Inc. (f/k/a Western Exploration, Inc., and hereinafter referred to as the ‘‘Company’’) was merged with and into MDwerks Global Holdings, Inc., a Florida corporation (‘‘MDwerks’’), with MDwerks surviving. The Company acquired all of the outstanding capital stock of MDwerks in exchange for issuing 9,246,339 shares of the Company’s common stock, par value $0.001 per share to MDwerks’ stockholders, which at closing of the Merger Agreement represented approximately 87.4% of the issued and outstanding shares of the Company’s common stock. In connection with the Merger, the Company changed its corporate name to MDwerks, Inc.

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

Going concern

As reflected in the accompanying consolidated financial statements, the Company has a stockholders’ equity of $2,311,178 and a working capital surplus of $2,382,684 at December 31, 2006.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern   (continued)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including the institutional financing described in Note 4 provide the opportunity for the Company to continue as a going concern.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $103,000 and $50,000 for the years ended December 31, 2006 and 2005, respectively.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company provides advance funding services to unaffiliated healthcare providers (the Company’s ‘‘Customer’’). The Customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its Customers to third party payors (the ‘‘Payors’’). The advances are repaid through the remittance of payments of Customer medical claims, by Payors, directly to the Company. The Company can withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of December 31, 2006, the Company

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share   (continued)

had outstanding options to purchase an aggregate of 2,876,250 shares of common stock and warrants to purchase an aggregate of 2,566,345 shares of Common Stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the year ended December 31, 2006 since the impact of the stock options and warrants would be antidilutive. As of December 31, 2005, the Company did not have any potential common stock.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements   (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on the Company’s results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company has $55,591 of accounts receivable from implementation, processing, collection, and other fees, and disbursements not yet collected as of December 31, 2006.

At December 31, 2006, the Company advanced three healthcare providers under lines of credit and note agreements, respectively, aggregating $473,693. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The notes receivable under note agreements are payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At December 31, 2006 no amounts were past due.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At December 31, 2006 the Company has no allowance for doubtful accounts.

NOTE 3 — PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$26,443
Computer equipment and software	3-5 Years	177,833
Total		204,276
Less: accumulated depreciation		(48,144)
Property and equipment, net		$156,132

NOTE 4 — NOTES PAYABLE

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of the Company’s common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 — NOTES PAYABLE (continued)

due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At December 31, 2006, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $238,366. In connection with this note, the Company’s subsidiary, Xeni Financial Services, Corp. (‘‘Xeni’’), entered into a security and guaranty agreement whereby Xeni has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

In connection with the 7% secured promissory note, the Company granted warrants to purchase 111,111 shares of its common stock at an exercise price of $2.25 per share which warrants expire on August 24, 2009. These warrants were treated as a discount on the secured promissory note and were valued at $250,000 to be amortized over the 12-month note terms. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.80%; volatility of 142% and an expected term of 3 years. For the year ended December 31, 2006, amortization of the debt discount amounted to $83,333 and is included in interest expense.

At December 31, 2006, the balance of the $250,000 Promissory Note was $238,366.

On August 24, 2006, the Company received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal are due on January 21, 2007. The Company is entitled to one 60-day extension of the Maturity Date. In connection with the financing, the Company issued 10,000 shares of its common stock at a fair market value on the date of grant of $39,800 or $3.98 per share which was recorded as a discount on notes payable to be amortized over the term of the Notes. For the year ended December 31, 2006, amortization of this debt discount amounted to $31,840 and is included in interest expense. In addition, the Company paid a total cash fee of $23,434 in connection with the above promissory notes for placement agent fees and related expenses. Accordingly, these fees were treated as deferred issuance cost to be amortized over their respective note terms. For the year ended December 31, 2006, amortization of deferred issuance cost amounted to $12,480.

At December 31, 2006, the balance of the $110,000 Notes was $110,000.

On each of October 20, 2006 and November 9, 2006 the Company received gross proceeds of $2,500,000 ($2,375,000 net proceeds) and $5,000,000 ($4,750,000 net proceeds) in the aggregate in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’).

Pursuant to the terms of a Securities Purchase Agreement that the Company entered into with the Investor in connection with the financing, the Company issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of the Company’s common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of the Company’s common stock at a price of $3.25 per share (‘‘Series E Warrants’’). As security for the Company’s obligations, the Company, along with its subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. (the ‘‘Subsidiaries’’) entered into a Security Agreement with the Investor, pursuant to which the Company granted a security interest in all of the Company’s assets to the Investor. The Company’s Subsidiaries are also parties to a Guaranty Agreement pursuant to

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 — NOTES PAYABLE (continued)

which they have agreed to unconditionally guaranty the Company’s obligations under the Senior Notes and the documents entered into by the Company in connection the sale of the Senior Notes. The Company also entered into a Registration Rights Agreement, as amended, pursuant to which the Company agreed to register for resale, shares of the Company common stock into which the Senior Notes are convertible.

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default unpaid principal and interest due under the Senior Notes will become due and payable on October 18, 2009 with respect to the Senior Note sold on October 20, 2006 and on November 9, 2009 with respect to the Senior Note sold on November 9, 2006. The Senior Notes are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of the Company’s common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of the Company’s common stock at an exercise price or conversion price that is less than the Conversion Price.

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

The Series D Warrants are exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series D Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of the Company’s common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series D Warrants, issuances of any rights, warrants or options to purchase shares of the Company’s common stock with an exercise price below the exercise price of the Series D Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series D Warrants.

The Series E Warrants are exercisable at a price of $3.25 per share for a period of five years from the date of issuance. The Series E Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of the Company’s common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series E Warrants, issuances of any rights, warrants or options to purchase shares of the Company’s common stock with an exercise price below the exercise price of the Series E Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series E Warrants.

The Company also entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement, as amended, required us to file a registration statement covering the resale of the shares underlying the Senior Notes within 45 calendar days after the closing date. The Company was required to cause such registration statement to become effective on or before the date which is 105

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 — NOTES PAYABLE (continued)

calendar days after the closing date. In addition to it being an event of default under the Senior Notes, if the Company failed to file such registration statement in the time frame required, failed to cause it to become effective in the time frame required, or fails to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65. On December 7, 2006, the Company’s Registration Statement became effective satisfying the time filing requirements of the Registration Rights Agreement.

Investor is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act. None of the Senior Notes, the Series D Warrants, the Series E Warrants or the shares of the Company’s common stock underlying such securities were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. The Company made this determination based on the representations of the Investor, which included, in pertinent part, that the Investor is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that the Investor was acquiring the Senior Notes, the Series D Warrants and the Series E Warrants for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, and that Investor understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

The promissory notes are as follows at December 31, 2006:

Notes payable	$5,348,366
Less: unamortized discount on notes payable	(4,027,012)
Notes payable, net	$1,321,354
Less current portion	(620,169)
Notes payable, net of discount of $4,027,012, less current portion	$701,185

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $72,475. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

NOTE 6 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2006, there were no preferred shares issued and outstanding.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

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

Between February 1, 2006 and June 30, 2006, the Company conducted a series of closings under private placement offering of Units consisting of one share of Series A Convertible Preferred Stock and a three-year warrant to purchase up to 20,000 shares of the Company’s Common Stock at a purchase price of $3.00 per share. The Company sold an aggregate of 28.3 Units to accredited investors pursuant to the terms of a confidential private placement memorandum, dated February 1, 2006, used in connection with this offering. The Company realized net proceeds from this private placement of $1,386,077 after payment of commissions and expenses. The private placement was made solely to ‘‘accredited investors,’’ as that term is defined in Regulation D under the Securities Act of 1933. The shares of Series A Preferred Stock and warrants to purchase shares of Common Stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration offered by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws. Between August 11, 2006 and November 21, 2006, 23.3 shares of Series A Convertible Preferred Stock were converted into 466,667 shares of common stock leaving 5 Series A Convertible Preferred Shares outstanding as of December 31, 2006.

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

In accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the Company is required to record the fair value of the ECF and warrants as a liability since the Company has to use its ‘‘best efforts’’ to file a registration statement and maintain its effectiveness for a period of two years from the effective date. In connection with the initial sales of the Series A Preferred Stock, the initial estimated fair values allocated to the ECF were $913,777 which was recorded as a deemed dividend. The initial fair value allocated to the warrants of $768,751 was allocated to warrant liability. For the year ended December 31, 2006, the Company revalued these warrants resulting in a loss on valuation of warrant liability of $192,914.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Preferred stock   (continued)

The assumptions used valuing the warrants include:

Risk free interest rate (annual)	4.70% and 4.75%
Expected volatility	147% and 154%
Expected life	5 Years
Assumed dividends	none

At December 31, 2006, in accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19-2 (‘‘EITF 00-19-2’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the Company’s warrant liability was eliminated from the accompanying consolidated balance sheet.

Brookshire Securities Corporation (‘‘Brookshire’’) served as the lead placement agent in connection with the private placement. Brookshire received a cash fee in the aggregate of $170,000, 170,000 shares of the Company’s common stock, and five-year warrants to purchase 56,667 shares of the Company’s common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

Common stock

Prior to the consummation of the Merger Agreement, former shareholders of the Xeni Companies contributed capital of $550,886.

In August and September 2005, the Company sold 105,991 shares of common stock for proceeds of $119,229 (net of placement fees of $13,250).

In November and December 2005, pursuant to a Confidential Private Placement Memorandum dated June 13, 2005, as amended, the Company commenced a private offering of up to $5,000,000 in units, each unit costing $25,000 and consisting of 10,000 shares of common stock and a warrant to purchase 10,000 shares of the Company’s common stock exercisable at $2.50 per share (the ‘‘Offering’’). Through December 31, 2005, the Company sold 64.04 units for net proceeds of $1,454,773 and issued 640,400 shares of common stock and issued warrants to purchase an aggregate of up to 640,400 shares of common stock at an exercise price of $2.50 per share.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common stock   (continued)

In November 2005, the Company issued 100,000 shares as consulting fees in connection with the merger. These shares were valued at $2.50 per share, which is the value of the shares in the offering described below. The Company recorded $250,000 in non-cash stock-based consulting expense during the year ended December 31, 2005.

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

On February 28, 2006, the Company issued 25,000 shares of the common stock to the Chief Financial Officer of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $81,000 or $3.24 per share. For the year ended December 31 2006, in connection with these shares, the Company recorded stock-based compensation of $81,000.

On June 19, 2006, the Company authorized the issuance of 75,000 shares of common stock to a Director of the Company in consideration for services rendered.  On June 22, 2006, the Company issued 25,000 of these authorized shares of common stock at the fair value at the date of the issuance of $87,500 or $3.50 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based compensation of $87,500 for the Director. Prior to December 31, 2006, the Director deferred to 2007, the issuance of 25,000 of the authorized shares, which were to be issued on November 15, 2006; these shares are still unissued. The remaining 25,000 shares of the 75,000 common stock issuance authorized on June 19, 2006 are to be issued on May 15, 2007.

On June 29, 2006, the Company issued 3,483 shares of the common stock to consultants in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $14,000 or $4.02 per share. For the year ended December 31 2006, in connection with these shares, the Company recorded stock-based consulting fees of $14,000.

On August 9, 2006, the Company issued 22,500 shares of the common stock to consultants in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $90,000 or $4.00 per share. For the year ended December 31 2006, in connection with these shares, the Company recorded stock-based consulting fees of $90,000.

On August 24, 2006, the Company issued 10,000 shares of common stock in connection with a notes payable financing. The shares were valued at fair market value at date of issuance of $39,800 or $3.98 per share and recorded as a discount on notes payable to be amortized over the term of the note (see note 4).

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common stock   (continued)

On October 18, 2006 the Company issued 170,000 shares in connection with the private placement.

On October 18, 2006, the Company issued 50,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $150,000 or $3.00 per share. For the year ended December 31 2006, in connection with these shares, the Company recorded stock-based consulting fees of $150,000.

On October 20, 2006, and November 9, 2006, the Company issued a total of 100,000 shares of common stock for consulting services rendered in connection with the financing provided by the unaffiliated accredited institutional investor. The shares were issued at the fair value at the date of issuance of $240,000, or $3.00 per share for 80,000 shares issued on October 20, 2006 and $49,000, or $2.45 per share for 20,000 shares issued on November 9, 2006. For the year ended December 31, 2006, in connection with these shares, the Company recorded deferred offering costs of $289,000.

Between August 11, 2006 and November 21, 2006, 23.3 shares of Series A Convertible Preferred Stock were converted into 466,667 shares of common stock.

Common stock options

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

On June 19, 2006, the Company granted options to purchase 606,250 shares of common stock to employees and a Director of the Company under the Incentive Plan. The options are exercisable at $4.00 per share. The options vest over a three-year term and expire on June 19, 2016. The fair value of these options was approximately $2,324,363 using the Black-Scholes pricing model. The assumptions used were: interest free rate of 4.83%, 142% volatility, 10-year term and no expected dividends.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common stock options   (continued)

On October 11, 2006, the Company granted options to purchase 1,025,000 shares of common stock to employees and Directors of the Company under the Incentive Plan. The options are exercisable at $2.25 per share. The options vest 1/3 immediately and 1/3 each year over the next two years and expire on October 11, 2016. The fair value of these options was approximately $2,265,250 using the Black-Scholes pricing model. The assumptions used were: interest free rate of 4.75%, 147% volatility, 10-year term and no expected dividends.

On December 27, 2006, the Company granted options to purchase 125,000 shares of common stock to employees of the Company under the Incentive Plan. The options are exercisable at $1.39 per share. The options either vest immediately or vest 1/3 immediately and 1/3 each year over the next two years and expire on December 29, 2016. The fair value of these options was approximately $171,250 using the Black-Scholes pricing model. The assumptions used were: interest free rate of 4.70%, 154% volatility, 10-year term and no expected dividends.

A summary of the status of the Company’s outstanding stock options as of December 31, 2006 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	200,000	$3.25
Granted	2,691,250	3.03
Exercised	—	—
Forfeited	(15,000)	3.50
Outstanding at December 31, 2006	2,876,250	$3.04	$0
Options exercisable at end of period	490,000	2.23
Weighted-average fair value of options granted during the period	$3.66

The following information applies to options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.39	125,000	10.00	$1.39	85,000	1.39
$2.25	1,025,000	9.75	$2.25	341,667	2.25
$3.25	190,000	9.00	$3.25	63,333	3.25
$3.40	860,000	9.00	$3.40	—	—
$4.00 – 4.25	676,250	9.50	$4.03	—	—
	2,876,250		$3.04	490,000	$3.04

In connection with granted stock options, the Company recognized stock-based compensation expense of $3,911,640 for the year ended December 31, 2006. There was no stock-based compensation expense for the year ended December 31, 2005.

As of December 31, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $4,075,368, which will be recognized through June 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common stock warrants

Between February 1, 2006 and June 30, 2006, the Company conducted a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor. Each unit consists of one share of the Company’s Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable warrant to purchase 20,000 shares of the Company’s common stock, at a purchase price of $3.00 per share. Pursuant to the Private Placement, the Company sold an aggregate of 28.33 units and issued to investors three-year warrants to purchase an aggregate of 566,667 shares of its common stock at an exercise price of $3.00 per share, which expire from March 22, 2009 to June 29, 2009. Brookshire Securities Corporation (‘‘Brookshire’’) served as the lead placement agent in connection with the private placement. Brookshire received five-year warrants to purchase 56,667 shares of the Company’s common stock at an exercise price of $1.50 per share on terms which are identical to those warrants included in the units except that they contain a cashless exercise provision. In addition, the warrants have registration rights that are the same as those afforded to investors in the private placement.

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

In connection with Gottbetter notes payable (see note 4), the Company granted to note holders Series D Warrants which are exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series D Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of the Company’s common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series D Warrants, issuances of any rights, warrants or options to purchase shares of the Company’s common stock with an exercise price below the exercise price of the Series D Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series D Warrants.

Also in connection with the issuance of the Senior Notes (see note 4), the Company granted to note holders of the Senior Notes Series E Warrants which are exercisable at a price of $3.25 per share for a period of five years from the date of issuance. The Series E Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of the Company’s common stock and similar transactions, distributions of

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common stock warrants   (continued)

assets, issuances of shares of common stock with a purchase price below the exercise price of the Series E Warrants, issuances of any rights, warrants or options to purchase shares of the Company’s common stock with an exercise price below the exercise price of the Series E Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series E Warrants.

On October 18, 2006, the Company granted 225,000 Warrants to consultants which are exercisable at a price of $3.76 per share for a period of three years. On October 18, 2006, the Company granted 62,500 Warrants to brokers which are exercisable at prices between $1.25 and $4.00 per share for a period of three years.

A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	704,400	$2.25
Granted	1,861,945	3.55
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	2,566,345	$3.15
Common stock issuable upon exercise of warrants	2,566,345	$3.15
Weighted-average fair value of common stock issuable	$3.15

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$1.25	199,000	3.65	$1.25	199,000	$1.25
$1.50	56,667	4.50	$1.50	56,667	$1.50
$2.25	486,111	4.30	$2.25	486,111	$2.25
$2.50	640,400	1.90	$2.50	640,400	$2.50
$3.00	579,167	2.40	$3.00	579,167	$3.00
$3.25	375,000	4.80	$3.25	375,000	$3.25
$3.76	225,000	2.80	$3.76	225,000	$3.76
$4.00	5,000	2.80	$3.00	75,000	$3.00
	2,566,345		$3.15	2,566,345	$3.15

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the Company had initially accounted for the fair value of the warrants as a liability since the Company will incur penalties if the Company cannot comply with the warrant holders’ registration rights. As of the closing date of the private placement the fair value of the warrants was $1,142,770 calculated utilizing the Black-Scholes option pricing model. In addition, changes in the market value of the

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Common stock warrants   (continued)

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

At December 31, 2006, in accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19-2 (‘‘EITF 00-19-2’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the Company’s warrant liability was eliminated from the accompanying consolidated balance sheet.

Registration rights

The Company has filed a ‘‘resale’’ registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including shares of common stock and underlying warrants issued to the Placement Agent) issued in connection with the June 13, 2005 Private Placement. The Company has agreed that it will maintain the effectiveness of the ‘‘resale’’ registration statement from the effective date through and until the earlier of two years and the time at which exempt sales pursuant to Rule 144(k) may be permitted. The Company will use its best efforts to respond to any SEC comments to the ‘‘resale’’ registration statement on or prior to the date which is 20 business days from the date such comments are received, but in any event not later than 30 business days from the date such comments are received. The ‘‘resale’’ registration statement became effective on December 7, 2006.

In the event the ‘‘resale’’ registration statement had not been not filed with the SEC on or prior to the date which is 180 days after the last closing date of the Private Placement, each investor in the Private Placement would have received as liquidating damages an additional number of shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private Placement for each month (or portion thereof) that the Registration Statement was not filed, provided that the aggregate increase in such shares of common stock as a result of the delinquent filing would in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Registration rights   (continued)

Pursuant to the February 1, 2006 Series A Convertible Preferred Private Placement Subscription documents, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares and warrants held by the selling security holders for resale. That registration statement was declared effective on December 7, 2006. We have agreed to maintain the effectiveness of the registration statement from the effective date through and until the earlier of two years following December 31, 2005 (which was the termination date of the first private placement described above) or the earlier of two years following June 28, 2006 (which was the effective date of the termination of the second private placement described above) and such time as exempt sales pursuant to Rule144(k) under the Securities Act of 1933 (‘‘Rule 144(k)’’) may be permitted for purchasers of Units.

We also entered into a Registration Rights Agreement and amendment thereto with the Investor. The amended Registration Rights Agreement required us to file a registration statement covering the resale of 2,777,778 shares of common stock underlying the Senior Notes. The registration statement covering the resale of the shares of common stock underlying the Senior Notes became effective on December 7, 2006. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

NOTE 7 — TAXES

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

The Company has net operating loss carryforwards for tax purposes totaling approximately $6,543,000 at December 31, 2006, expiring through the year 2026 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset by taxable income after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for fiscal 2006 and 2005:

	2006	2005
Computed ‘‘expected’’ tax benefit	(34.0)%	(34.0)%
State income taxes	(4.0)%	(4.0)%
Other permanent differences	9.5%	10.0%
Change in valuation allowance	28.5%	28.0%
Effective tax rate	0.0%	0.0%

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7 — TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

2006
Tax benefit of net operating loss carryforward	$2,486,000
Non-qualified stock options	1,164,000
3,650,000
Valuation allowance	(3,650,000)
Net deferred tax asset	$—

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2006, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $1,855,000 from the prior year.

NOTE 8 — COMMITMENTS

Lease agreements

The Company sub-leases its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the year ended December 31, 2006 was $32,939.

Employment agreements

Effective January 1, 2006, the Company entered into employment agreements with Howard B. Katz, Solon L. Kandel, Vincent Colangelo, Stephen W. Weiss and Gerard J. Maresca. The employment agreements with Messrs. Katz and Colangelo extend for a term expiring on December 31, 2008, and the employment agreements with Messrs. Kandel and Weiss extend for a term expiring on December 31, 2007. Mr. Maresca is currently an at-will employee. Pursuant to these employment agreements, Mr. Katz has agreed to devote substantially all of his time, attention and ability, and Messrs. Kandel, Colangelo, Weiss and Maresca have agreed to devote all of their time, attention and ability, to the Company’s business as the Company’s Chief Executive Officer, President, Chief Financial Officer, Chief Technology Officer, and Chief Operating Officer, respectively. The employment agreements provide that Messrs. Katz, Kandel, Colangelo, Weiss and Maresca will receive a base salary during calendar year 2006 at an annual rate of $195,000, $175,000, $150,000, $150,000 and $150,000, respectively, for services rendered in such positions. During calendar years 2007 and 2008 under the employment agreements for Messrs. Katz and Colangelo, the annual base salaries will be increased to $225,000 and $300,000 for Mr. Katz, and $175,000 and $200,000 for Mr. Colangelo, respectively. During calendar year 2007, under the employment agreement for Mr. Kandel and Mr. Weiss, the annual base salaries will be increased to $200,000 and $165,000, respectively. In addition, each executive may be entitled to receive, at the sole discretion of the Board of Directors, cash bonuses based on the executive meeting and exceeding performance goals of the Company. The cash bonuses range from up to 25% of the executive’s annual base salary for Messrs. Weiss, up to 100% of the executive’s annual base salary for Messrs. Kandel and Colangelo, and up to 150% of the executive’s annual base salary for Mr. Katz. Messrs. Katz, Kandel, and Colangelo have agreed to defer a portion of their 2006 bonuses, to which they were entitled. Messrs. Katz, Kandel, Colangelo, Weiss and Maresca are entitled to participate in the 2005 Incentive Compensation Plan.

The Company has also agreed to pay or reimburse each executive up to a specified monthly amount for the business use of his personal car and cell phone. Lastly, under Mr. Katz’s employment

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 8 — COMMITMENTS (continued)

agreement, the Company agreed to reimburse him up to a specified monthly amount for the required business use of a home office and for the business use of a portion of his personal home for business guest lodging, meetings and entertainment, and under Mr. Kandel’s employment agreement, the Company agreed to reimburse him up to a fixed amount for expenses in connection with his relocation to Florida.

Employment agreements   (continued)

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

In the event of a change of control of the company, Messrs. Katz, Kandel and Colangelo may terminate their employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements. The employment agreements with Messrs. Weiss and Maresca do not have any change of control provisions.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with the Company’s business during the terms of such employment agreements and one year thereafter, (b) prohibiting the executive from disclosure of confidential information regarding the Company at any time and (c) confirming that all intellectual property developed by the executive and relating to the Company constitutes the sole and exclusive property of the Company.

NOTE 9 — SUBSEQUENT EVENTS

On January 1, 2007, Mr. Kandel agreed to defer his entire 2007 annual base salary increase of $25,000 and Mr. Colangelo agreed to defer $15,000 of his 2007 annual base salary increase of $25,000.

On January 21, 2007 the Company paid the August 24, 2006 notes payable of $110,000, together with all accrued interest, to the two unrelated parties.

On February 1, 2007, the Company entered into an employment agreement with Lila K. Sobel to become the Company’s Chief Operating Officer at an annual salary of $150,000 for calendar year 2007. The agreement includes a cash bonus up to 25% of the executive’s annual base salary and executive is entitled to participate in the 2005 Incentive Compensation Plan. On the same date Gerard Maresca was reassigned to Vice President Business Development.