Form 10KSB/A
period 2006-12-31
MDwerks, Inc.
filed 2007-03-22
CIK 1295514

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

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’ and similar terms, as well as references to the ‘‘Registrant’’ in this Annual Report on Form 10-KSB, refer to MDwerks, Inc. (including its subsidiaries).

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

We offer our services to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors, by using internal and external resources. Internal resources consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources consist primarily of independent sales representatives as well as channel associates such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts. Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we are focusing our initial marketing efforts in geographic areas such as California, Florida, Texas, New York and New Jersey, which contain high concentrations of prospective clients.

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

David M. Barnes became, effective as of November 16, 2005, a member of the Board of Directors and serves on our Audit Committee and our Compensation Committee. Mr. Barnes has also served as Chief Financial Officer of Neah Power Systems, Inc., (NPWS:OTCBB), since April 2006, Chief Financial Officer of Cyber Defense Systems, Inc., (CYDF:OTCBB), since August 2005 and was a Director and Chief Financial Officer of American United Global, Inc., now Solar Thin Films, Inc. (SLTN:OTCBB), from April 1996 through July 2006. Mr. Barnes is also a member of the Board of Directors, Audit Committee and Compensation Committee of Searchhelp, Inc. (SHLP:OTCBB) and Thinkpath,Inc. (THPHF:OTCBB).

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

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on March 16, 2007, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name of Beneficial Owner	Common Shares Owned		Presently Exercisable Options or Options Exercisable Within 60 Days	Shares Beneficially Owned		Percentage of Class
Howard B. Katz	1,116,814	[1]	366,667	1,483,481	[2]	11.5%
Solon Kandel	1,022,781		141,667	1,164,448	[2]	9.2%
Vincent Colangelo	25,000		90,000	115,000	[2]	0.9%
Stephen Weiss	65,809		23,334	89,143	[2]	0.7%
Lila Sobel	—		10,000	10,000	[2]	0.1%
Gerard Maresca	136,849		18,333	155,182	[2]	1.2%
David M. Barnes	25,000		25,000	50,000	[2]	0.4%
Peter Dunne	53,430		8,333	61,763	[2]	0.5%
Paul Kushner	141,290		8,333	149,623	[2]	1.2%
Directors and officers as a group (9 persons):	2,586,973		691,667	3,278,640		24.7%
Persons known to beneficially own more than 5% of the outstanding Common Stock:
MEDwerks.com Corp[3]	2,139,316		0	2,139,316		17.0%
Jacob Nudel[3]	429,026		0	429,026		3.4%
AJKN Partnership[3]	710,472		0	710,472		5.6%
AJLN Partnership[3]	710,472		0	710,472		5.6%
AJMN Partnership[3]	710,472		0	710,472		5.6%

[1]	Includes 113,813 shares of common stock owned by 73142 Corp., an entity controlled by Howard Katz as the sole officer and director. Mr. Katz is not a shareholder of 73142 Corp.

[2]	Includes presently exercisable options, as disclosed under Director Compensation and Executive Compensation; there are no options exercisable within 60 days of March 16, 2007.

[3]	Dr. Jacob Nudel, MDwerks’ former chairman, exercises investment and voting control of the shares beneficially owned by Medwerks.com Corp. Dr. Nudel is General Partner of and exercises dispositive voting control of the shares beneficially owned by AJKN Limited Partnership, AJLN Limited Partnership and AJMN Limited Partnership, but is only a 1% limited partner of each of these entities.

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

	Year Ended December 31,
Category	2006	2005
Audit Fees[1]	$32,500	$35,000
Audit Related Fees[2]	27,000	0
Tax Fees[3]	27,205	5,750
All Other Fees[4]	13,877	6,500

[1]	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

[2]	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

[3]	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

[4]	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2006 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	200,000	$3.25
Granted	2,691,250	3.03
Exercised	—	—
Forfeited	(15,000)	3.50
Outstanding at December 31, 2006	2,876,250	$3.04	$0
Options exercisable at end of period	490,000	3.04
Weighted-average fair value of options granted during the period	$2.87

The following information applies to options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.39	125,000	10.00	$1.39	85,000	1.39
$2.25	1,025,000	9.75	$2.25	341,667	2.25
$3.25	190,000	9.00	$3.25	63,333	3.25
$3.40	860,000	9.00	$3.40	—	—
$4.00 – 4.25	676,250	9.50	$4.03	—	—
	2,876,250		$3.04	490,000	$3.04

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

A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	704,400	$2.39
Granted	1,861,945	2.78
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	2,566,345	$2.67
Common stock issuable upon exercise of warrants	2,566,345	$2.67

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$1.25	199,000	3.65	$1.25	199,000	$1.25
$1.50	56,667	4.50	$1.50	56,667	$1.50
$2.25	486,111	4.30	$2.25	486,111	$2.25
$2.50	640,400	1.90	$2.50	640,400	$2.50
$3.00	579,167	2.40	$3.00	579,167	$3.00
$3.25	375,000	4.80	$3.25	375,000	$3.25
$3.76	225,000	2.80	$3.76	225,000	$3.76
$4.00	5,000	2.80	$3.00	75,000	$3.00
	2,566,345		$2.67	2,566,345	$2.67

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
December 31, 2006

NOTE 8 — COMMITMENTS (continued)

Employment agreements   (continued)

agreement, the Company agreed to reimburse him up to a specified monthly amount for the required business use of a home office and for the business use of a portion of his personal home for business guest lodging, meetings and entertainment, and under Mr. Kandel’s employment agreement, the Company agreed to reimburse him up to a fixed amount for expenses in connection with his relocation to Florida.

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