Form 10KSB/A
period 2006-12-31
MDwerks, Inc.
filed 2007-04-05
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

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

Director Compensation

The following non-management directors received compensation from MDwerks, Inc. in the amounts set forth in the chart below for the twelve months ended December 31, 2006 and December 31, 2005. We intend to continue to compensate non-management directors through the issuance of stock awards including, without limitation, incentive stock options, restricted stock awards, stock grants and or stock appreciation rights. The value attributable to any Option Awards in the following chart is computed in accordance with FAS 123R. No other item of compensation was paid to any director of the Company other than reimbursement of expenses:

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
David M. Barnes	2006	$14,000	$87,500	[1]	$165,750	[2]	—	—	—	$267,250
	2005	$3,500	—		—		—	—	—	$3,500

Peter Dunne	2006	$14,000	—		$342,800	[3]	—	—	—	$356,800
	2005	$3,500	—		—		—	—	—	$3,500

Paul Kushner	2006	$7,000	—		$360,800	[4]	—	—	—	$367,800
	2005	—	—		—		—	—	—	—

[1]	On June 19, 2006, the Company authorized the issuance of 75,000 shares of common stock to David M. Barnes in consideration for services rendered. On June 22, 2006, the Company issued 25,000 of these authorized shares of common stock at the fair value at the date of the issuance of $87,500 or $3.50 per share. For the year ended December 31, 2006, in connection with these shares, the Company recorded stock-based compensation of $87,500 for Mr. Barnes. Prior to December 31, 2006, Mr. Barnes deferred to 2007, the issuance of 25,000 of the authorized shares, which were to be issued on November 15, 2006; these shares are still unissued. The remaining 25,000 shares of the 75,000 common stock issuance authorized on June 19, 2006 are to be issued on May 15, 2007.

[2]	Consists of Incentive Stock Options to purchase 44,000 shares of common stock and Non-qualified Stock Options to purchase 31,000 shares of common stock both at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[3]	Consists of Incentive Stock Options to purchase 25,000 shares of common stock and Non-qualified Stock Options to purchase 50,000 shares of common stock both at a price of $4.00 per share granted on June 19, 2006 and vesting in 1/3 increments on each anniversary of the grant, and Non-qualified Stock Options to purchase 25,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[4]	Consists of Incentive Stock Options to purchase 23,500 shares of common stock and Non-qualified Stock Options to purchase 51,500 shares of common stock both at a price of $4.25 per share granted on June 22, 2006 and vesting in 1/3 increments on each anniversary of the grant, and Non-qualified Stock Options to purchase 25,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in 1/3 increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

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

Executive Compensation

The primary objective of our executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about our mission and culture. A further objective of our compensation program is to provide incentives and reward each manager for their contribution. In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors.

Our Compensation Committee reviews and approves, or in some cases recommends for the approval of the full Board of Directors, the annual compensation for our Executive Officers. Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. Our Compensation Committee does not include any Executive Officers. We do not currently engage any consultant to advise on executive and/or director compensation matters.

In measuring our Executive Officers’ contributions, the Compensation Committee considers numerous factors including our growth, strategic business relationships and financial performance. Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control. We do not have an exact formula for allocating between cash and non-cash compensation.

Annual executive officer compensation generally consists of a base salary and annual bonus component, as well as periodic stock option grants. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high enough to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our stakeholders. Each of our executive officers receives stock option grants under our 2005 Incentive Compensation Plan. Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. The elements of our plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies.

Stock options are granted to include a long-term component to the Executive’s overall compensation package. The Company has no pension plan, non-equity incentive plan or deferred compensation arrangement. The number of stock options granted to each executive officer is made on a discretionary rather than a formula basis by the Compensation Committee. The Company does not have a specific program, plan or practice to time stock option grants. The pricing of stock option grants are based upon the stock’s opening price on the date of the grant.

Each of our executive officers, except for the VP of Business Development, has an employment agreement with the Company that outlines salary and benefit arrangements. These agreements have similar terms, which include, but are not limited to: base salaries; annual bonuses; reimbursements of certain expenses; group health, disability, and life insurances; and, termination provisions. These agreements have initial terms of one, two or three years.

The following executives received compensation from MDwerks, Inc., and Xeni Medical Systems, Inc. in the amounts set forth in the chart below for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004. The value attributable to any Option Awards in the following chart is computed in accordance with FAS 123R. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards		Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total
Howard Katz	2006	$195,000	$87,778	[1]	—		$3,406,150	[2]	—	—	$51,000	[3]	$3,739,928
PEO, Chief Executive	2005	$79,231	—		—		$81,250	[4]	—	—	$50,769	[5]	$211,250
Officer and Director	2004	—	—		$28,800	[6]	—		—	—	—		$28,800

Vincent Colangelo	2006	$150,000	$44,100	[7]	$81,000	[8]	$848,600	[9]	—	—	$12,000	[10]	$1,135,700
PFO, Chief Financial	2005	$50,385	—		—		$81,250	[4]	—	—	$25,500	[11]	$157,135
Officer and Secretary	2004	—	—		—		—		—	—	—		—

Solon Kandel	2006	$175,000	$50,527	[12]	—		$1,407,950	[13]	—	—	$13,800	[14]	$1,647,277
President and	2005	$53,846	—		—		$81,250	[4]	—	—	$46,154	[15]	$181,250
Director	2004	—	—		$20,000	[16]	—		—	—	—		$20,000

Gerard Maresca	2006	$150,000	—		—		$166,090	[17]	—	—	$2,290	[18]	$318,380
Vice President,	2005	$40,296	—		—		$81,250	[4]	—	—	$90,185	[19]	$211,731
Business Development	2004	—	—		—		—		—	—	—		—

Stephen M. Weiss	2006	$150,000	$20,828		—		$186,640	[20]	—	—	$4,800	[21]	$362,268
Chief Technology	2005	$33,391	—		—		$81,250	[4]	—	—	$67,000	[22]	$181,641
Officer	2004	—	—		—		—		—	—	—		—

Lila Sobel	2006	$12,500	—		—		$41,100	[23]	—	—	$150	[24]	$53,750
Chief Operating	2005	—	—		—		—		—	—	—		—
Officer (effective 2/1/07)	2004	—	—		—		—		—	—	—		—

[1]	Consists of a $51,389 bonus paid during 2006 and $36,389 accrued as a Company obligation.

[2]	Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) 246,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, (iii) 500,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant, and (iv) 50,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Katz are owned with his spouse as Tenants in the Entireties.

[3]	Consists of an auto allowance of $23,000, a business use of home allowance of $25,000 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[4]	Consists of incentive stock options granted on December 29, 2005, exercisable at a price of $3.25 per share, and vesting in 1/3 increments on each anniversary date of the date of grant.

[5]	Prior to becoming an employee of the Company on September 26, 2005, Mr. Katz was compensated for his services to the Company in his capacity as a consultant. $18,333 was paid to Mr. Katz and $32,436 was paid to Greater Condor Evaluations, Inc., an entity owned and controlled by Mr. Katz for such services.

[6]	720,000 shares of Common Stock of MDwerks Global Holdings, Inc., were issued to 7/31/42 Corp., an entity controlled by Mr. Katz, for services rendered at a value of $0.04 per share. Such shares were exchanged for 113,813 shares of Class A Common Stock of the Company in connection with the Merger.

[7]	Consists of a $26,377 bonus paid during 2006 and $17,723 accrued as a Company obligation.

[8]	Consists of $81,000 for services rendered to the Company, paid as 25,000 shares of Common Stock issued on February 28, 2006.

[9]	Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant, (ii) 71,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant, (iii) 75,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant , and (iv) 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Colangelo are owned with his spouse as Tenants in the Entireties.

[10]	Consists of an auto allowance of $9,000 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[11]	Prior to becoming an employee of the Company on September 26, 2005, Mr. Colangelo was compensated for his services to the Company in his capacity as a consultant. $25,500 was paid to Weston Business Advisors, Inc., a corporation owned and controlled by Mr. Colangelo for such services.

[12]	Consists of a $29,302 bonus paid during 2006 and $21,225 accrued as a Company obligation.

[13]	Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant: and (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 275,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in 1/3 increments on each anniversary date of the date of grant; (ii) 71,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant; and, (iii) 100,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant. All Non-qualified Stock Options granted to Mr. Kandel are owned with his spouse as Tenants in the Entireties.

[14]	Consists of an auto allowance of $10,800 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[15]	Prior to becoming an employee of the Company on September 26, 2005, Mr. Kandel was compensated for his services to the Company in his capacity as a consultant. $33,333 was paid to Mr. Kandel as consulting fees and $12,821 was paid to The Ashwood Group, LLC, an entity owned and controlled by Mr. Kandel for such services.

[16]	500,000 shares of Common stock of MDwerks Global Holdings, Inc., were issued to Mr. Kandel for services rendered at a value of $0.04 per share. Such shares were exchanged for 79,037 shares of Class A Common Stock in connection with the Merger.

[17]	Consists of Incentive Stock Options to purchase: (i) 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 20,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary date of the date of the grant; and, (ii) 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in 1/3 increments on October 11, 2006 and each subsequent anniversary date of the date of the grant

[18]	Consists of an auto allowance of $1,800 and a contribution of $490 towards the Company’s medical Flexible Spending account.

[19]	Prior to becoming an employee of the Company on September 26, 2005, Mr. Maresca was compensated for his services to the Company in his capacity as a consultant. $90,185 was paid to GMAR, Inc., a corporation owned and controlled by Mr. Maresca for such services.

[20]	Consists of Incentive Stock Options to purchase: (i) 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in 1/3 increments on each anniversary date of the date of grant; and, (ii) 20,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in 1/3 increments on each anniversary

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

[21]	Consists of an auto allowance of $1,800 and a contribution of $3,000 towards the Company’s medical Flexible Spending account.

[22]	Prior to becoming an employee of the Company on September 26, 2005, Mr. Weiss was compensated for his services to the Company in his capacity as a consultant. $67,000 was paid to Argent Consulting Services, Inc., a corporation owned and controlled by Mr. Weiss for such services.

[23]	Consists of options to purchase 30,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in 1/3 increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

[24]	Consists of an auto allowance of $150.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

MDwerks, INC.
By: /s/ Howard B. Katz Name: Howard B. Katz Title: Chief Executive Officer Date: April 5, 2007

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard B. Katz	Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2007

Howard B. Katz

/s/ Vincent Colangelo	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	April 5, 2007

Vincent Colangelo

/s/ Solon Kandel	President and Director	April 5, 2007

Solon Kandel

/s/ Adam Friedman	Controller	April 5, 2007

Adam Friedman

/s/ David M. Barnes	Director	April 5, 2007

David M. Barnes

/s/ Peter Dunne	Director	April 5, 2007

Peter Dunne

/s/ Paul Kushner	Director	April 5, 2007

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

A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	704,400	$2.39
Granted	1,861,945	2.78
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	2,566,345	$2.67
Common stock issuable upon exercise of warrants	2,566,345	$2.67

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$1.25	199,000	3.65	$1.25	199,000	$1.25
$1.50	56,667	4.50	$1.50	56,667	$1.50
$2.25	486,111	4.30	$2.25	486,111	$2.25
$2.50	640,400	1.90	$2.50	640,400	$2.50
$3.00	579,167	2.40	$3.00	579,167	$3.00
$3.25	375,000	4.80	$3.25	375,000	$3.25
$3.76	225,000	2.80	$3.76	225,000	$3.76
$4.00	5,000	2.80	$3.00	5,000	$3.00
	2,566,345		$2.67	2,566,345	$2.67

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