Form 10KSB/A
period 2006-12-31
MDwerks, Inc.
filed 2007-04-30
CIK 1295514

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

The aggregate market value of the issuer’s common equity held by non-affiliates, as of April 24, 2007 was $2,646,667.

As of April 24, 2007, there were 12,580,065 shares of the issuer’s common equity outstanding.

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

The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by the OTC Bulletin Board.

	High		Low
Fiscal Year 2005
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		4.00		2.00
Fiscal Year 2006
First Quarter		$4.25		$2.40
Second Quarter		5.00		2.45
Third Quarter		4.25		2.60
Fourth Quarter		3.60		1.39
Fiscal Year 2007
First Quarter		$1.45		$0.47

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

We will reserve between five to ten percent of our authorized Common Stock for issuance pursuant to grants under the Incentive Plan.

The following executives received grants of stock options from MDwerks, Inc. through December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Howard Katz	8,333	16,667[1]	—	$3.25	12/28/2015	—	—	—	—
PEO, Chief	—	425,000[2]	—	$3.40	1/2/2016	—	—	—	—
Executive	—	250,000[3]	—	$4.00	6/18/2016	—	—	—	—
Officer and	166,667	333,333[4]	—	$2.25	10/10/2016	—	—	—	—
Director	50,000	—	—	$1.39	12/26/2016	—	—	—	—

Vincent Colangelo	8,333	16,667[1]	—	$3.25	12/28/2015	—	—	—	—
PFO, Chief	—	125,000[2]	—	$3.40	1/2/2016	—	—	—	—
Financial	—	75,000[3]	—	$4.00	6/18/2016	—	—	—	—
Officer and	25,000	50,000[4]	—	$2.25	10/10/2016	—	—	—	—
Secretary	15,000	—	—	$1.39	12/26/2016	—	—	—	—

Solon Kandel	8,333	16,667[1]	—	$3.25	12/28/2015	—	—	—	—
President and	—	300,000[2]	—	$3.40	1/2/2016	—	—	—	—
Director	—	75,000[3]	—	$4.00	6/18/2016	—	—	—	—
	33,333	66,667[4]	—	$2.25	10/10/2016	—	—	—	—

Gerard Maresca	8,333	16,667[1]	—	$3.25	12/28/2015	—	—	—	—
Vice President,	—	5,000[2]	—	$3.40	1/2/2016	—	—	—	—
Business	—	25,000[3]	—	$4.00	6/18/2016	—	—	—	—
Development	8,333	16,667[4]	—	$2.25	10/10/2016	—	—	—	—

Stephen M. Weiss	8,333	16,667[1]	—	$3.25	12/28/2015	—	—	—	—
Chief Technology	—	5,000[2]	—	$3.40	1/2/2016	—	—	—	—
Officer	—	25,000[3]	—	$4.00	6/18/2016	—	—	—	—
	8,333	16,667[4]	—	$2.25	10/10/2016	—	—	—	—
	5,000	10,000[5]	—	$1.39	12/26/2016	—	—	—	—

Lila Sobel	10,000	20,000[5]	—	$1.39	12/26/2016	—	—	—	—
Chief Operating
Officer (effective 2/1/07)

[1]	Consists of Options vesting ½ on December 28, 2007 and vesting ½ on December 28, 2008.
[2]	Consists of Options vesting 1/3 on January 2, 2007, vesting 1/3 on January 2, 2008 and vesting 1/3on January 2, 2009.
[3]	Consists of Options vesting 1/3 on June 18, 2007, vesting 1/3 on June 18, 2008 and vesting 1/3 on June 18, 2009.

[4]	Consists of Options vesting ½ on October 10, 2007 and vesting ½ on October 10, 2008.
[5]	Consists of Options vesting ½ on December 26, 2007 and vesting ½ on December 26, 2008.

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

MDwerks, INC.
By: /s/ Howard B. Katz Name: Howard B. Katz Title: Chief Executive Officer Date: April 30, 2007

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard B. Katz	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007

Howard B. Katz

/s/ Vincent Colangelo	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	April 30, 2007

Vincent Colangelo

/s/ Solon Kandel	President and Director	April 30, 2007

Solon Kandel

/s/ Adam Friedman	Controller	April 30, 2007

Adam Friedman

/s/ David M. Barnes	Director	April 30, 2007

David M. Barnes

/s/ Peter Dunne	Director	April 30, 2007

Peter Dunne

/s/ Paul Kushner	Director	April 30, 2007

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