Form 10QSB
period 2007-03-31
MDwerks, Inc.
filed 2007-05-14
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(954) 389-8300

(Issuer’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,580,065 shares at May 9, 2007

Transitional Small Business Disclosure Format (Check one):    Yes     No

MDWERKS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$1,731,190
Notes receivable	602,861
Accounts receivable	43,082
Prepaid expenses and other	83,392
Total current assets	2,460,525
Long-term assets:
Property and equipment, net of accumulated depreciation of $58,844	147,148
Debt issuance and offering costs, net of accumulated amortization of $105,701	451,733
Total assets	$3,059,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, net	$1,101,715
Loan payable	69,559
Accounts payable	173,711
Accrued expenses	342,492
Deferred revenues	24,699
Total current liabilities	1,712,176
Long-term liabilities:
Notes payable, net of discount of $3,615,602, less current portion	506,419
Deferred revenues, less current portion	22,425
Total liabilities	2,241,020
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 5 shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,580,065 shares issued and outstanding	12,580
Additional paid-in capital	30,105,372
Accumulated deficit	(29,077,868)
Deferred compensation	(221,698)
Total stockholders’ equity	818,386
Total liabilities and stockholders’ equity	$3,059,406

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)	(As Restated) (Unaudited)
Revenue:
Service fees	$119,908	$52,584
Financing income	13,977	16,348
Total revenue	133,885	68,932
Operating expenses:
Compensation	1,417,321	759,947
Consulting expenses	162,697	43,121
Professional fees	125,547	59,971
Selling, general and administrative	409,019	572,247
Total operating expenses	2,114,584	1,435,286
Loss from operations	(1,980,699)	(1,366,354)
Other income (expense):
Interest income	28,239	2,454
Interest expense	(517,498)	(4,066)
Loss on revaluation of warrant liability	—	(137,445)
Other income	—	11
Total other income (expense)	(489,259)	(139,046)
Net loss	(2,469,958)	(1,505,400)
Deemed preferred stock dividend	—	(158,954)
Common stock issued in connection with anti-dilutive recalculation	—	(246,240)
Net loss attributable to common shareholders	$(2,469,958)	$(1,910,594)
NET LOSS PER COMMON SHARE – basic and diluted	$(0.20)	$(0.16)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	12,580,065	11,669,869

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)	(As Restated) (Unaudited)
Cash flows from operating activities:
Net loss	$(2,469,958)	$(1,505,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,700	1,940
Amortization of debt issuance cost	5,360	—
Amortization of debt discount	411,409	—
Amortization of deferred offering costs	44,499	—
Amortization of deferred compensation	66,510	—
Stock-based compensation and consulting	910,653	345,426
Settlement expense related to debt conversion	—	180,827
Loss on valuation of warrant liability	—	137,445
Changes in assets and liabilities:
Notes receivable	(129,165)	(8,210)
Accounts receivable	12,509	(28,582)
Prepaid expenses and other	(9,595)	(53,125)
Accounts payable	(94,209)	264,133
Accrued expenses	(36,267)	50,490
Deferred revenues	(8,836)	26,404
Total adjustments	1,183,568	916,748
Net cash used in operating activities	(1,286,390)	(588,652)
Cash flows from investing activities:
Purchase of property and equipment	(1,716)	(40,967)
Net cash used in investing activities	(1,716)	(40,967)
Cash flows from financing activities:
Repayment of note payable	(124,629)	—
Repayment of loan payable	(2,916)	—
Proceeds from sale of Series A preferred stock	—	300,000
Placement fees and other expenses paid	—	(111,690)
Net cash provided by (used in) financing activities	(127,545)	188,310
Net decrease in cash	(1,415,651)	(441,309)
Cash – beginning of year	3,146,841	766,464
Cash – end of period	$1,731,190	$325,155
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$108,254	$1,947
Non-cash investing and financing activities:
Common stock issued for debt and accrued interest	$—	$46,250

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The Company has three operating subsidiaries. Xeni Medical Systems, Inc. (‘‘XMS’’) was incorporated under the laws of the state of Delaware on July 21, 2004. XMS provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management. Xeni Financial Services, Corp. (‘‘XFS’’) was incorporated under the laws of the state of Florida on February 3, 2005. XFS offers financing and advances to health care providers secured by claims processed through the MDwerks system. Xeni Medical Billing, Corp. (‘‘XMB’’) was incorporated under the laws of the state of Florida on March 2, 2005. XMB offers health care providers billing services facilitated through the MDwerks system.

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

As reflected in the accompanying consolidated financial statements, the Company has stockholders’ equity of $818,386 and a working capital of $748,349 at March 31, 2007.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                 (continued)

Basis of presentation (continued)

financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in the Form 10-KSB of MDwerks, Inc. (the ‘‘Company’’) as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Certain amounts previously reported for in 2006 have been reclassified to conform with the classifications used in 2007. Such reclassifications have no effect on the reported net loss.

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

The carrying amounts reported in the consolidated balance sheet for cash, notes receivable, accounts payable and accrued expenses, notes payable and loans payable approximate their fair market value based on the short-term maturity of these instruments.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $34,293 and $47,073 for the three months ended March 31, 2007 and 2006, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s (‘‘SEC’’) Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                 (continued)

Revenue recognition (continued)

persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of March 31, 2007, the Company had outstanding options to purchase an aggregate of 2,876,250 shares of common stock and warrants to purchase an aggregate of 2,566,345 shares of Common Stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three months ended March 31, 2007 since the impact of the stock options and warrants would be antidilutive. As of March 31, 2006, the Company had outstanding options to purchase an aggregate of 1,060,000 shares of common stock and warrants to purchase an aggregate of 804,400 shares of Common Stock, which could potentially dilute future earnings per share.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                 (continued)

Stock-based compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (‘‘SFAS No. 123R’’) utilizing the modified prospective method. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115, (‘‘SFAS 159’’), which permits an

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                 (continued)

Recent accounting pronouncements (continued)

entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company has $43,082 of accounts receivable from implementation, processing, collection, and other fees, and disbursements not yet collected as of March 31, 2007.

At March 31, 2007, the Company advanced three healthcare providers under lines of credit and note agreements, respectively, aggregating $602,861. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The notes receivable under note agreements are payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At March 31, 2007, no amounts were past due.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At March 31, 2007, the Company has no allowance for doubtful accounts.

NOTE 3 — PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$26,443
Computer equipment and software	3-5 Years	179,549
Total		205,992
Less: accumulated depreciation		(58,844)
Property and equipment, net		$147,148

NOTE 4 — NOTES PAYABLE

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

Recent accounting pronouncements (continued)

‘‘Note’’) and a three year warrant to purchase 111,111 shares of the Company’s common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At March 31, 2007, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $223,736. In connection with this note, the Company’s subsidiary, Xeni Financial Services, Corp. (‘‘Xeni’’), entered into a security and guaranty agreement whereby Xeni has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

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

On August 24, 2006, the Company received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal were due on January 21, 2007. In connection with the financing, the Company issued 10,000 shares of its common stock at a fair market value on the date of grant of $39,800 or $3.98 per share which was recorded as a discount on notes payable to be amortized over the term of the Notes. For the three months ended March 31, 2007, amortization of this debt discount amounted to $7,960 and is included in interest expense. In addition, the Company paid a total cash fee of $23,434 in connection with the above promissory notes for placement agent fees and related expenses. Accordingly, these fees were treated as deferred issuance cost to be amortized over their respective note terms. For the three months ended March 31, 2007, amortization of deferred issuance cost amounted to $5,360. On January 21, 2007 the Company paid the August 24, 2006 notes payable of $110,000, together with all accrued interest, to the two unrelated parties.

On each of October 20, 2006 and November 9, 2006 the Company received gross proceeds of $2,500,000 ($2,375,000 net proceeds) or $5,000,000 ($4,750,000 net proceeds) in the aggregate in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’).

Pursuant to the terms of a Securities Purchase Agreement that the Company entered into with the Investor in connection with the financing, the Company issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of the Company’s common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of the Company’s common stock at a price of $3.25 per share (‘‘Series E Warrants’’). As security for the Company’s obligations, the Company, along with its subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp. and Xeni Medical Billing, Corp. (the ‘‘Subsidiaries’’) entered into a Security Agreement with the Investor, pursuant to which the Company granted a security interest in all of the Company’s assets to the Investor. The Company’s Subsidiaries are also parties to a Guaranty Agreement pursuant to which they have agreed to unconditionally guaranty the Company’s obligations under the Senior Notes

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

and the documents entered into by the Company in connection with the sale of the Senior Notes. The Company also entered into a Registration Rights Agreement, as amended, pursuant to which the Company agreed to register for resale, shares of the Company common stock into which the Senior Notes are convertible.

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

For the three months March 31, 2007, amortization of the debt discount amounted to $411,409.

The Company also entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement, as amended, required us to file a registration statement covering the resale of the shares underlying the Senior Notes within 45 calendar days after the closing date. The

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

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

The promissory notes are as follows at March 31, 2007:

Notes payable	$5,223,736
Less: unamortized discount on notes payable	(3,615,602)
Notes payable, net	$1,608,134
Less current portion	(1,101,715)
Notes payable, net of discount of $3,615,602, less current portion	$506,419

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $69,559. The loan bears interest at 8% per annum and is payable on a monthly basis, less fees. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

NOTE 6 — STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2007, there are no preferred stock shares issued and outstanding.

In accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Preferred stock (continued)

Own Stock’’, the Company is required to record the fair value of the ECF and warrants as a liability since the Company has to use its ‘‘best efforts’’ to file a registration statement and maintain its effectiveness for a period of two years from the effective date. In connection with the initial sales of the Series A Preferred Stock, the initial estimated fair values allocated to the ECF were $913,777 which was recorded as a deemed dividend. The initial fair value allocated to the warrants of $768,751 was allocated to warrant liability. For the three months ended March 31, 2006, the Company revalued these warrants resulting in a loss on valuation of warrant liability of $137,445.

Common stock options

A summary of the status of the Company’s outstanding stock options as of March 31, 2007 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,876,250	$3.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2007	2,876,250	$3.04	$0
Options exercisable at end of period	776,667	$2.66
Weighted-average fair value of options granted during the period	—

The following information applies to options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.39	125,000	9.75	$1.39	85,000	1.39
$2.25	1,025,000	9.50	$2.25	341,667	2.25
$3.25	190,000	8.75	$3.25	63,333	3.25
$3.40	860,000	8.75	$3.40	286,667	3.40
$4.00 – 4.25	676,250	9.25	$4.03	—	—
	2,876,250		$3.04	776,667	$2.66

In connection with granted stock options, the Company recognized stock-based compensation expense of $910,653 for the three months ended March 31, 2007 and $345,426 for the three months ended March 31, 2006.

As of March 31, 2007, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $3,204,170, which will be recognized through June 2009.

Common stock warrants

A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Common stock warrants (continued)

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	2,566,345	$2.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2007	2,566,345	$2.67
Common stock issuable upon exercise of warrants	2,566,345	$2.67

Common Stock issuable upon exercise ofwarrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$1.25	199,000	3.38	$1.25	199,000	$1.25
$1.50	56,667	4.24	$1.50	56,667	$1.50
$2.25	486,111	4.06	$2.25	486,111	$2.25
$2.50	640,400	1.63	$2.50	640,400	$2.50
$3.00	579,167	2.12	$3.00	579,167	$3.00
$3.25	375,000	4.56	$3.25	375,000	$3.25
$3.76	225,000	2.55	$3.76	225,000	$3.76
$4.00	5,000	2.55	$4.00	75,000	$4.00
	2,566,345		$2.67	2,566,345	$2.67

Registration rights

The Company filed a ‘‘resale’’ registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including shares of common stock and underlying warrants issued to the Placement Agent) issued in connection with the June 13, 2005 Private Placement. The Company agreed that it will maintain the effectiveness of the ‘‘resale’’ registration statement from the effective date through and until the earlier of two years and the time at which exempt sales pursuant to Rule 144(k) may be permitted. The Company will use its best efforts to respond to any SEC comments to the ‘‘resale’’ registration statement on or prior to the date which is 20 business days from the date such comments are received, but in any event not later than 30 business days from the date such comments are received. The ‘‘resale’’ registration statement became effective on December 7, 2006.

In the event the ‘‘resale’’ registration statement had not been filed with the SEC on or prior to the date which is 180 days after the last closing date of the Private Placement, each investor in the Private Placement would have received as liquidating damages an additional number of shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private Placement for each month (or portion thereof) that the Registration Statement was not filed, provided that the aggregate increase in such shares of common stock as a result of the delinquent filing would in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

In the event that the Company fails to respond to SEC comments to the Registration Statement within 30 business days, each investor in the Private Placement will receive an additional number of

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Registration rights (continued)

shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private Placement for each month (or portion thereof) that a response to the comments to the Registration Statement has not been submitted to the SEC, provided that the aggregate increase in such shares shall in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

Pursuant to the February 1, 2006 Series A Convertible Preferred Private Placement Subscription documents, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares and warrants held by the selling security holders for resale. That registration statement was declared effective on December 7, 2006. We have agreed to maintain the effectiveness of the registration statement from the effective date through and until the earlier of two years following December 31, 2005 (which was the termination date of the first private placement described above) or the earlier of two years following June 28, 2006 (which was the effective date of the termination of the second private placement described above) and such time as exempt sales pursuant to Rule 144(k) under the Securities Act of 1933 (‘‘Rule 144(k)’’) may be permitted for purchasers of Units.

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

NOTE 7 — RESTATEMENT

The Company has effected a restatement of its financial results for the period ended March 31, 2006 (the ‘‘Restatement’’). After reviewing certain accounting principles the Company had applied in previously issued financial statements, management has determined that the Company’s ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, should have resulted in a liability on the balance sheet at March 31, 2006 and certain charges to expense and a deemed preferred stock dividend on the accompanying consolidated statements of operations for the three month period then ended, in accordance with SFAS No. 133 and EITF 00-19. Consequently, management is restating its quarterly financial statements as of March 31, 2006. The change in presentation of the Company’s embedded derivative feature associated with its Series A Convertible Preferred shares and related warrants has the effect of increasing warrant liability by $2,007,635, decreasing paid-in capital by $1,894,189 and increasing the accumulated deficit by $113,446 as of March 31, 2006, increasing the Company’s net loss by $137,445 for the three months ended March 31, 2006, increasing the calculated deemed preferred stock dividend by $134,954 for the three months ended March 31, 2006, and increasing the Company’s net loss available to common shareholders by $272,399 for the three months ended March 31, 2006. This change in presentation of the Company’s embedded derivative feature affected did not impact the cash balance at the end of the period.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 8 — COMMITMENTS

Lease agreements

The Company sub-leases its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the three months ended March 31, 2007 was $21,465.

Employment agreements

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

NOTE 9 — SUBSEQUENT EVENTS

None.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

Results of Operations

For the Three Months Ended March 31, 2007 Versus the Three Months Ended March 31, 2006

Revenue

For the three months ended March 31, 2007, we recorded total revenue of $133,885. Of this total, we recorded service fee revenue of $119,908, or 89.6% and financing income of $13,977 or 10.4%. For the three months ended March 31, 2006, we recorded total revenue of $68,932. Of this total, we recorded service fee revenue of $52,584, or 76.3% and financing income of $16,348 or 23.7%.

Operating Expenses

Our operating expenses significantly increased for the three months ended March 31, 2007 from the three months ended March 31, 2006 as a result of increased operations as we further implement our business plan.

For the three months ended March 31, 2007, total operating expenses were $2,114,584 as compared to $1,435,286 for the three months ended March 31, 2006, an increase of $679,298 or 47.3%. Included in this increase for the three months ended March 31, 2007 is the following:

1.	We recorded compensation expense of $1,417,321 as compared to $759,947 for the three months ended March 31, 2006. This $657,374 or 86.5% increase was attributable to the hiring of permanent sales, operations and executive staff and the recording of stock-based compensation expense under FAS 123R for previous period stock option grants. The stock-based compensation expense for the three months ended March 31, 2007 was $910,653. We expect cash and stock-based compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.	Consulting expense amounted to $162,697 as compared to $43,121 for the three months ended March 31, 2006, an increase of $119,576, or 277.3%. For the three months ended March 31, 2007 and 2006, we paid consultants for business advisory services, temporary information technology support and various other services; and

3.	Professional fees amounted to $125,547 as compared to $59,971 for the three months ended March 31, 2006, an increase of $65,576, or 109.3%. This expense was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to SEC filings, the Series A Convertible Preferred Stock offering, the Convertible Notes Payable and other corporate matters; and

4.	Selling, general and administrative expenses were $409,019 as compared to $572,247 for the three months ended March 31, 2006, a decrease of $163,228, or 28.5%. This decrease was attributable to a loss in 2006 of $180,736 on settlement of notes payable related to the issuance of common shares for debt conversion.

For the three months ended March 31, 2007 and 2006, selling, general and administrative expenses consisted of the following:

	2007	2006
Sales commissions	$27,585	$62,558
Advertising and promotion	34,293	47,073
Employee benefits and payroll taxes	108,927	91,156
Other selling, general and administrative	238,214	371,460
	$409,019	$572,247

Other Income (Expenses)

For the three months ended March 31, 2007, interest expense was $517,498 as compared to $4,066 for the three months ended March 31, 2006, an increase of $513,432. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, we recorded a loss on the revaluation of warrant liability of $137,445 related to the change in fair value of the warrants during three months ended March 31, 2006.

Net Loss

As a result of these factors, we reported a net loss of $2,469,958 for the three months ended March 31, 2007 as compared to a net loss of $1,505,400 for the three months ended March 31, 2006.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other Charges

During the three months ended March 31, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $158,954 which relates to our Series A Convertible Preferred Stock. This non-cash item is related to the beneficial conversion features on our Series A Convertible Preferred Stock. In addition, for the three months ended March 31, 2006, we issued 76,000 shares of the Company’s common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financings of the Xeni Companies. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $2,469,958 for the three months ended March 31, 2007 as compared to net loss attributable to common shareholders of $1,910,594 for the three months ended March 31, 2006. This translates to an overall per share loss available to shareholders of ($.20) for the three months ended March 31, 2007 as compared to a per share loss of ($.16) for three months ended March 31, 2006.

Liquidity and Capital Resources

We used the proceeds from the sales of common stock through March 31, 2007 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $602,861 owed to us at March 31, 2007. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solutions.

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

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At March 31, 2007, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $223,736. In connection with this note, our subsidiary, Xeni Financial Services, Corp. (‘‘XENI’’), entered into a security and guaranty agreement whereby Xeni has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

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

While we have sufficient funds to conduct our business and operations as they are currently undertaken for the next quarter, our ability to continue to implement our revenue and profit growth strategy beyond the next quarter will be adversely affected if we are unable to consummate additional private placement transactions or debt financing, which we are currently pursuing.

We currently have no material commitments for capital expenditures.

Cash flows

At March 31, 2007, we had cash of $1,731,190.

Net cash used in operating activities was $1,286,390 for the three months ended March 31, 2007 as compared to $588,652 for the three months ended March 31, 2006, an increase of $697,738. This increase is primarily attributable to an increase in our net loss and:

1.	Gottbetter debt offering costs of $44,499 and Gottbetter, Goldner and Grenier debt discount and debt issuance costs of $411,409 and $5,360, respectively, compared to no debt related costs during the three months ended March 31, 2006;

2.	Stock-based compensation of $910,653 versus stock-based compensation expense of $345,426 for the three months ended March 31, 2006 primarily related to issuance of stock options to employees and shares of our common stock to consultants;

3.	No settlement expense versus settlement expense in the amount of $180,827 for the conversion of $40,000 of notes payable to common stock for the three months ended March 31, 2006;

4.	No loss on valuation of warrant liability versus loss on valuation of warrant liability of $137,445 through March 31, 2006 due to the revaluation of our warrant liability to fair value;

5.	A net increase in notes receivable, accounts receivable and prepaid expenses aggregating $126,251 principally related to the increase in funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

6.	A decrease in accounts payable, accrued expenses and deferred revenue related to an increase in operating activities aggregating $139,312.

Net cash used in investing activities was $1,716 for the three months ended March 31, 2007 as compared to $40,967 for the three months ended March 31, 2006 and is principally related to the acquisition of computer and office equipment and furniture.

Net cash used for financing activities was $127,545 due to repayment of notes payable for the three months ended March 31, 2007 as compared to net cash provided by financing activities of $188,310 due to net proceeds from the sale of Series A Convertible Preferred Stock for the three months ended March 31, 2006.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of March 31, 2007.

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

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO and CFO Certifications Appearing immediately following the signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding

Evaluation of disclosure controls and procedures and remediation

In connection with the Restatement, under the direction of the Company’s management, we have reevaluated certain disclosure controls and procedures and internal control over financial reporting. In connection with the Restatement, we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our series A preferred stock and related warrants.

To our knowledge, as of the date of this filing, we have remediated such material weakness in our internal controls and procedures.

In connection with this Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of March 31, 2007, including the remedial actions discussed above, and we have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

It should be noted that while our management believe our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments, in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions above the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

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

MDWERKS, INC.

May 14, 2007	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

May 14, 2007	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer