Form 10QSB
period 2007-06-30
MDwerks, Inc.
filed 2007-08-13
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,880,065 shares at August 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

MDWERKS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2007

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheet As of June 30, 2007 (Unaudited)	3
Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2007 and 2006	4
Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2007 and 2006	5
Notes to Unaudited Consolidated Financial Statements	6-18
Item 2 - Management's Discussion and Analysis and Plan of Operation	19-26
Item 3 - Controls and Procedures	26-27
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	28
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3 - Defaults Upon Senior Securities	28
Item 4 - Submission of Matters to a Vote of Security Holders	28
Item 5 - Other Information	28
Item 6 - Exhibits	28

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$570,958
Notes receivable	782,371
Accounts receivable	26,141
Prepaid expenses and other	69,292
Total current assets	1,448,762
Long-term assets:
Property and equipment, net of accumulated depreciation of $70,248	138,093
Debt issuance and offering costs, net of accumulated amortization of $143,561	403,873
Total assets	$1,990,728
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, net	$1,690,045
Loan payable	69,559
Accounts payable	203,179
Accrued expenses	385,886
Deferred revenues	9,496
Total current liabilities	2,358,165
Long-term liabilities:
Notes payable, net of discount of $3,212,152, less current portion	311,653
Deferred revenues, less current portion	6,361
Total liabilities	2,676,179
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 5 shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,880,065 shares issued and outstanding	12,880
Additional paid-in capital	31,139,859
Accumulated deficit	(31,683,002)
Deferred compensation	(155,188)
Total stockholders' deficiency	(685,451)
Total liabilities and stockholders' deficiency	$1,990,728

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(As Restated) (Unaudited)	(Unaudited)	(As Restated) (Unaudited)
Revenue:
Service fees	$116,812	$61,982	$236,720	$114,566
Financing income	15,963	9,823	29,940	26,171
Total revenue	132,775	71,805	266,660	140,737
Operating expenses:
Compensation	1,426,431	703,788	2,843,752	1,463,735
Consulting expenses	241,741	211,925	404,438	255,045
Professional fees	100,139	64,153	225,686	124,124
Selling, general and administrative	479,595	388,158	888,614	960,406
Total operating expenses	2,247,906	1,368,024	4,362,490	2,803,310
Loss from operations	(2,115,131)	(1,296,219)	(4,095,830)	(2,662,573)
Other income (expense):
Interest income	18,470	2,094	46,709	4,548
Interest expense	(508,638)	(3,682)	(1,026,136)	(7,748)
Loss on revaluation of warrant liability	—	(1,085,807)	—	(1,223,252)
Other income	165	—	165	11
Total other income (expense)	(490,003)	(1,087,395)	(979,262)	(1,226,441)
Net loss	(2,605,134)	(2,383,614)	(5,075,092)	(3,889,014)
Deemed preferred stock dividend	—	(754,823)	—	(913,777)
Common stock issued in connection with anti-dilutive recalculation	—	—	—	(246,240)
Net loss attributable to common shareholders	$(2,605,134)	$(3,138,437)	$(5,075,092)	$(5,049,031)
NET LOSS PER COMMON SHARE - basic and diluted	$(0.21)	$(0.27)	$(0.40)	$(0.43)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	12,688,856	11,735,475	12,634,761	11,702,853

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)	(As Restated) (Unaudited)
Cash flows from operating activities:
Net loss	$(5,075,092)	$(3,889,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,691	15,205
Amortization of debt issuance cost	8,720	—
Amortization of debt discount	814,858	—
Amortization of deferred offering costs	89,000	—
Amortization of deferred compensation	133,020	—
Stock-based compensation	1,795,443	553,636
Common stock issued for services.	150,000	195,000
Settlement expense related to debt conversion	—	180,827
Loss on valuation of warrant liability	—	1,223,252
Changes in assets and liabilities:
Notes receivable	(308,678)	(78,825)
Accounts receivable	29,450	(149,770)
Prepaid expenses and other	4,505	(15,698)
Accounts payable	(64,743)	103,699
Accrued expenses	7,127	51,973
Deferred revenues	(40,102)	154,380
Total adjustments	2,641,291	2,233,679
Net cash used in operating activities	(2,433,801)	(1,655,335)
Cash flows from investing activities:
Purchase of property and equipment	(4,652)	(71,728)
Net cash used in investing activities	(4,652)	(71,728)
Cash flows from financing activities:
Repayment of note payable	(134,514)	—
Repayment of loan payable	(2,916)	(12,031)
Proceeds from sale of Series A preferred stock	—	1,700,000
Placement fees and other expenses paid	—	(273,609)
Net cash (used in) provided by financing activities	(137,430)	1,414,360
Net decrease in cash	(2,575,883)	(312,703)
Cash - beginning of period	3,146,841	766,464
Cash - end of period	$570,958	$453,761
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$208,115	$5,112
Non-cash investing and financing activities:
Common stock issued for debt and accrued interest	$—	$46,250

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Company has four operating subsidiaries. Xeni Medical Systems, Inc. ("Xeni Medical") was incorporated under the laws of the state of Delaware on July 21, 2004.  Xeni Medical provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005. Xeni Financial offers financing and advances to health care providers secured by claims processed through the MDwerks system. Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Xeni Billing offers health care providers billing services facilitated through the MDwerks system. Patient Payment Solutions, Inc. (“PPS”) was incorporated under the laws of the state of Florida on May 30, 2007. PPS will offer healthcare providers a payment improvement process for “out of network” claims.

Going concern

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

As reflected in the accompanying consolidated financial statements, the Company has stockholders’ deficiency of $685,451 and a working capital deficiency of $909,403 at June 30, 2007.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in the Form 10-KSB of the Company as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the what results will be for the full fiscal year ending December 31, 2007.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $72,158 and $80,033 for the six months ended June 30, 2007 and 2006, respectively.

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
JUNE 30, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

The Company, through its subsidiaries, provides advance funding services to unaffiliated healthcare providers that are customers of the Company.  The customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its customers to third party payors (the ‘‘Payors’’). The advances are repaid through the remittance of payments of customer medical claims, by Payors, directly to the Company. The Company can withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of June 30, 2007, the Company had outstanding options to purchase an aggregate of 2,856,250 shares of common stock and warrants to purchase an aggregate of 2,566,345 shares of Common Stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the six months ended June 30, 2007 since the impact of the stock options and warrants would be antidilutive. As of June 30, 2006, the Company had outstanding options to purchase an aggregate of 1,060,000 shares of common stock and warrants to purchase an aggregate of 804,400 shares of Common Stock, which could potentially dilute future earnings per share.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting audit requirements for its first fiscal year ending on or after December 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115, (‘‘SFAS 159’’), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company has $26,141 of accounts receivable from implementation, processing, collection, and other fees, and disbursements not yet collected as of June 30, 2007.

At June 30, 2007, the Company advanced healthcare providers under lines of credit and note agreements, respectively, aggregating $782,371. Advances under the lines of credit are due to be repaid out of collections. The Company charged the healthcare providers interest and other charges as defined in the agreements. At June 30, 2007, no amounts were past due.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At June 30, 2007, the Company has no allowance for doubtful accounts.

NOTE 3 — PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$26,443
Computer equipment and software	3-5 Years	181,898
Total		208,341
Less: accumulated depreciation		(70,248)
Property and equipment, net		$138,093

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4 — NOTES PAYABLE

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of the Company’s common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At June 30, 2007, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $213,850. In connection with this note, the Company’s subsidiary, Xeni Financial Services, Corp. entered into a security and guaranty agreement whereby Xeni Financial Services, Corp has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni Financial Services Corp, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

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

On August 24, 2006, the Company received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal were due on January 21, 2007. In connection with the financing, the Company issued 10,000 shares of its common stock at a fair market value on the date of grant of $39,800 or $3.98 per share which was recorded as a discount on notes payable to be amortized over the term of the Notes. For the six months ended June 30, 2007, amortization of this debt discount amounted to $7,960 and is included in interest expense. In addition, the Company paid a total cash fee of $23,434 in connection with the above promissory notes for placement agent fees and related expenses. Accordingly, these fees were treated as deferred issuance cost to be amortized over their respective note terms. For the six months ended June 30, 2007, amortization of deferred issuance cost amounted to $8,720. On January 21, 2007 the Company paid the August 24, 2006 notes payable of $110,000, together with all accrued interest, to the two unrelated parties.

On each of October 20, 2006 and November 9, 2006 the Company received gross proceeds of $2,500,000 ($2,375,000 net proceeds) or $5,000,000 ($4,750,000 net proceeds) in the aggregate in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (the ‘‘Investor’’).

Pursuant to the terms of a Securities Purchase Agreement that the Company entered into with the Investor in connection with the financing, the Company issued two senior secured convertible promissory notes to the Investor, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of the Company’s common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of the Company’s common stock at a price of $3.25 per share (‘‘Series E Warrants’’). As security for the Company’s obligations, the Company, along with its subsidiaries, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp., Xeni Medical Billing, Corp., and Patient Payment Solutions, Inc. (the ‘‘Subsidiaries’’) entered into a Security Agreement with the Investor, pursuant to which the Company granted a security interest in all of the Company’s assets to the Investor. The Company’s Subsidiaries are also parties to a Guaranty Agreement pursuant to which they have agreed to unconditionally guaranty the Company’s obligations under the Senior Notes and the documents entered into by the Company in connection with the sale of the Senior Notes. The Company also entered into a Registration Rights Agreement, as amended, pursuant to which the Company agreed to register for resale, shares of the Company common stock into which the Senior Notes are convertible.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4 — NOTES PAYABLE (continued)

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4 — NOTES PAYABLE (continued)

For the six months June 30, 2007, amortization of the debt discount amounted to $814,858.

The Company also entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement, as amended, required us to file a registration statement covering the resale of the shares underlying the Senior Notes within 45 calendar days after the closing date. The Company was required to cause such registration statement to become effective on or before the date which is 105 calendar days after the closing date. In addition to it being an event of default under the Senior Notes, if the Company failed to file such registration statement in the time frame required, failed to cause it to become effective in the time frame required, or fails to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65. On December 7, 2006, the Company’s Registration Statement became effective satisfying the timely filing requirements of the Registration Rights Agreement.

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

The promissory notes are as follows at June 30, 2007:

Notes payable	$5,213,850
Less: unamortized discount on notes payable	(3,212,152)
Notes payable, net	$2,001,698
Less current portion	(1,690,045)
Notes payable, net of discount of $3,212,152, less current portion	$311,653

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $69,559. The loan bears interest at 8% per annum and is payable on a monthly basis. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 — STOCKHOLDERS’ DEFICIENCY

Common stock

The Company is authorized to issue 100,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2007, there are 12,880,065 shares issued and outstanding.

On May 29, 2007, the Company issued 150,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $75,000 or $0.50 per share. For the six months ended June 30, 2007, in connection with these shares, the Company recorded stock-based consulting expense of $75,000.

On May 29, 2007, the Company issued 50,000 shares of common stock to a Director of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $25,000 or $0.50 per share. For the six months ended June 30, 2007, in connection with these shares, the Company recorded stock-based consulting expense of $25,000.

On May 29, 2007, the Company issued 100,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $50,000 or $0.50 per share. For the six months ended June 30, 2007, in connection with these shares, the Company recorded investor relation expenses of $50,000.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2007, there are no preferred stock shares issued and outstanding.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Between February 1, 2006 and June 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and November 21, 2006, 23.3 shares of Series A Convertible Preferred Stock were converted into 466,667 shares of common stock leaving 5 Series A Convertible Preferred Stock outstanding as of June 30, 2007.

In accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, the Company is required to record the fair value of the embedded beneficial conversion feature (ECF) and warrants as a liability since the Company has to use its ‘‘best efforts’’ to file a registration statement and maintain its effectiveness for a period of two years from the effective date. In connection with the initial sales of the Series A Preferred Stock, the initial estimated fair values allocated to the ECF were $913,777 which was recorded as a deemed dividend. The initial fair value allocated to the warrants of $768,751 was allocated to warrant liability. For the six months ended June 30, 2006, the Company revalued these warrants resulting in a loss on valuation of warrant liability of $1,223,252.

Common stock options

A summary of the status of the Company's outstanding stock options as of June 30, 2007 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,876,250	$3.04
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	$1.39
Outstanding at June 30, 2007	2,856,250	$3.05	$0
Options exercisable at end of period	1,002,083	$2.97
Weighted-average fair value of options granted during the period	—

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Common stock options (continued)

The following information applies to options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.39	105,000	9.50	$1.39	85,000	1.39
$2.25	1,025,000	9.75	$2.25	341,667	2.25
$3.25	190,000	8.50	$3.25	63,333	3.25
$3.40	860,000	8.50	$3.40	286,667	3.40
$4.00 - 4.25	676,250	9.00	$4.03	225,416	4.03
	2,856,250		$3.05	1,002,083	$2.97

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $1,795,443 for the six months ended June 30, 2007 and $553,636 for the six months ended June 30, 2006.

As of June 30, 2007, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $2,339,985, which will be recognized through June 2009.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	2,566,345	$2.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2007	2,566,345	$2.67
Common stock issuable upon exercise of warrants	2,566,345	$2.67

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$1.25	199,000	3.13	$1.25	199,000	$1.25
$1.50	56,667	3.99	$1.50	56,667	$1.50
$2.25	486,111	3.81	$2.25	486,111	$2.25
$2.50	640,400	1.38	$2.50	640,400	$2.50
$3.00	579,167	1.87	$3.00	579,167	$3.00
$3.25	375,000	4.31	$3.25	375,000	$3.25
$3.76	225,000	2.30	$3.76	225,000	$3.76
$4.00	5,000	2.30	$4.00	5,000	$4.00
	2,566,345		$2.67	2,566,345	$2.67

Registration rights

The Company filed a ‘‘resale’’ registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including shares of common stock and underlying warrants issued to the Placement Agent) issued in connection with the June 13, 2005 Private Placement. The Company agreed that it will maintain the effectiveness of the ‘‘resale’’ registration statement from the effective date through and until the earlier of two years and the time at which exempt sales pursuant to Rule 144(k) may be permitted. The Company agreed to use its best efforts to respond to any SEC comments to the ‘‘resale’’ registration statement on or prior to the date which is 20 business days from the date such comments were received, but in any event not later than 30 business days from the date such comments were received. The ‘‘resale’’ registration statement became effective on December 7, 2006.

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

In the event that the Company had failed to respond to SEC comments to the Registration Statement within 30 business days, each investor in the Private Placement would have received an additional number of shares of common stock equal to 2% of the total number of shares of common stock purchased by the investor in the Private Placement for each month (or portion thereof) that a response to the comments to the Registration Statement has not been submitted to the SEC, provided that the aggregate increase in such shares shall in no event exceed 20% of the original number of shares of common stock purchased in the Private Placement.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 7 — RESTATEMENT

The Company has effected a restatement of its financial results for the period ended June 30, 2006 (the ‘‘Restatement’’). After reviewing certain accounting principles the Company had applied in previously issued financial statements, management has determined that the Company’s ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, should have resulted in a liability on the balance sheet at June 30, 2006 and certain charges to expense and a deemed preferred stock dividend on the accompanying consolidated statements of operations for the three and six month periods then ended, in accordance with SFAS No. 133 and EITF 00-19. Consequently, management restated its quarterly financial statements as of June 30, 2006. The change in presentation of the Company’s embedded derivative feature associated with its Series A Convertible Preferred shares and related warrants had the effect of increasing warrant liability by $1,403,317, increasing paid-in capital by $121,026 and increasing the accumulated deficit by $1,524,343 as of June 30, 2006, increasing the Company’s net loss by $460,465 for the three months ended June 30, 2006 and by $634,566 for the six months ended June 30, 2006, increasing the calculated deemed preferred stock dividend by $760,513 for the three months ended June 30, 2006 and by $889,777 for the six months ended June 30, 2006, and increasing the Company’s net loss available to common shareholders by $1,221,078 for the three months ended June 30, 2006 and by $1,524,343 for the six months ended June 30, 2006. This change in presentation of the Company’s embedded derivative feature affected did not impact the cash balance at the end of the period.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
NOTE 8 — COMMITMENTS

Lease agreements

The Company sub-leases its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the six months ended June 30, 2007 was $46,222.

Employment agreements

On May 24, 2007, Lila K. Sobel tendered her resignation from the position of Chief Operating Officer of MDwerks, Inc. (the “Company”). On May 29, 2007, the Board of Directors of the Company accepted Ms. Sobel’s resignation.

On May 29, 2007, Stephen M. Weiss was reassigned from the position of Chief Technology Officer and appointed by the Board of Directors of the Company to serve as Chief Operating Officer of the Company. Mr. Weiss has an Employment Agreement which became effective January 1, 2007 and extends for a term that expires on December 31, 2007. The employment agreement provides that Mr. Weiss will receive a base salary during calendar year 2007 at an annual rate of $165,000. The agreement includes a cash bonus up to 25% of the executive’s annual base salary and executive is entitled to participate in the 2005 Incentive Compensation Plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

We offer a comprehensive technology-based selection of electronic medical claims processing, funding and collection solutions to the healthcare provider industry through an Internet Web browser. Our services help doctors, hospital based practices, and other healthcare providers and their vendors to significantly improve daily insurance claims transaction administration and management.

Our Xeni Medical Systems, Inc. ("Xeni Medical") CLAIMwerks™ solutions can provide actual contract based, insurance company comparable screening and analysis of medical claims directly from a client’s practice management system, so that deficiencies and errors can be corrected before they are submitted to insurance companies for electronic payment. Further, the matching, settlement and posting of private insurance company claims payments is electronically performed for clients, minimizing the bookkeeping and investigation necessary to determine payment status and collection actions.

Since the system has the capability of analyzing value and risk of claims payment, clients may also qualify for pre-approved revolving line of credit advances on claims processed by our Xeni Financial Services, Corp. ("Xeni Financial") FUNDwerks™ solution. FUNDwerks™ can electronically manage loans, loan repayments and the movement of funds through linked bank accounts administered by us for banks or finance companies; clients can receive electronic advance funding on claims they select within five business days on favorable terms.

Additionally, clients may choose to complete the claims management cycle by subscribing to the Xeni Medical Billing, Inc. ("Xeni Billing") BILLwerks™ services, which can include patient billing and collections and/or managing third party appeals on the provider’s behalf.

There is no major hardware or software investment required to use the Company’s Web-based systems. All transactions are designed to comply with the Health Insurance Portability and Accountability Act of 1996 (‘‘HIPAA’’).

On May 30, 2007, we incorporated a new subsidiary Patient Payment Solutions, Inc. ("PPS") to improve collections for heath care providers that perform services “out-of-network”. As of June 30, 2007, PPS has not begun to generate revenue and has incurred minimal expenses.

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

Results of Operations

For the Six Months Ended June 30, 2007 Versus the Six Months Ended June 30, 2006

Revenue

For the six months ended June 30, 2007, we recorded total revenue of $266,660. Of this total, we recorded service fee revenue of $236,720, or 88.8% and financing income of $29,940 or 11.2%. For the six months ended June 30, 2006, we recorded total revenue of $140,737. Of this total, we recorded service fee revenue of $114,566, or 81.4% and financing income of $26,171 or 18.6%.

Operating Expenses

Our operating expenses significantly increased for the six months ended June 30, 2007 from the six months ended June 30, 2006 as a result of increased operations as we further implement our business plan.

For the six months ended June 30, 2007, total operating expenses were $4,362,490 as compared to $2,803,310 for the six months ended June 30, 2006, an increase of $1,599,180 or 55.6%. Included in this increase for the six months ended June 30, 2007 is the following:

1.
We recorded compensation expense of $2,843,752 as compared to $1,463,735 for the six months ended June 30, 2006. This $1,380,017 or 94.3% increase was attributable to the hiring of permanent sales, operations and executive staff and the recording of stock-based compensation expense under FAS 123R for previous period stock option grants. The stock-based compensation expense for the six months ended June 30, 2007 was $1,795,443. We expect cash and stock-based compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.
Consulting expense amounted to $404,438 as compared to $255,045 for the six months ended June 30, 2006, an increase of $149,393, or 58.6%. For the six months ended June 30, 2007 and 2006, we paid consultants for business advisory services, temporary information technology support and various other services; and

3.
Professional fees amounted to $225,686 as compared to $124,124 for the six months ended June 30, 2006, an increase of $101,562, or 81.8%. This expense was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to SEC filings, the Series A Convertible Preferred Stock offering, the Convertible Notes Payable and other corporate matters; and

4.
Selling, general and administrative expenses were $888,614 as compared to $960,406 for the six months ended June 30, 2006, a decrease of $71,792, or 7.5%. This decrease was attributable to a loss of $180,736 on settlement of notes payable related to the issuance of common shares for debt conversion.

For the six months ended June 30, 2007 and 2006, selling, general and administrative expenses consisted of the following:

	2007	2006
Sales commissions	$45,982	$105,429
Advertising and promotion	72,158	80,033
Employee benefits and payroll taxes	216,613	178,967
Other selling, general and administrative	553,861	595,977
	$888,614	$960,406

Other Income (Expenses)

 For the six months ended June 30, 2007, interest income was $46,709 as compared to $4,548 for the six months ended June 30, 2006, an increase of $42,161. This increase was due to an increase in interest-bearing cash deposits.

For the six months ended June 30, 2007, interest expense was $1,026,136 as compared to $7,748 for the six months ended June 30, 2006, an increase of $1,018,388. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, we recorded a loss on the revaluation of warrant liability of $1,223,252 related to the change in fair value of the warrants during six months ended June 30, 2006.

Net Loss

As a result of these factors, we reported a net loss of $5,075,092 for the six months ended June 30, 2007 as compared to a net loss of $3,889,014 for the six months ended June 30, 2006.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other Charges

During the six months ended June 30, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $913,777 which relates to our Series A Convertible Preferred Stock. This non-cash item is related to the beneficial conversion features on our Series A Convertible Preferred Stock. In addition, for the six months ended June 30, 2006, we issued 76,000 shares of the Company's common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financings of Xeni Medical, Xeni Billing and Xeni Financial. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $5,075,092 for the six months ended June 30, 2007 as compared to net loss attributable to common shareholders of $5,049,031 for the six months ended June 30, 2006. This translates to an overall per share loss available to shareholders of ($.40) for the six months ended June 30, 2007 as compared to a per share loss of ($.43) for six months ended June 30, 2006.

For the Three Months Ended June 30, 2007 Versus the Three Months Ended June 30, 2006

Revenue

For the three months ended June 30, 2007, we recorded total revenue of $132,775. Of this total, we recorded service fee revenue of $116,812, or 88.0% and financing income of $15,963 or 12.0%. For the three months ended June 30, 2006, we recorded total revenue of $71,805. Of this total, we recorded service fee revenue of $61,982, or 86.3% and financing income of $9,823 or 13.7%.

Operating Expenses

Our operating expenses significantly increased for the three months ended June 30, 2007 from the three months ended June 30, 2006 as a result of increased operations as we further implemented our business plan.

For the three months ended June 30, 2007, total operating expenses were $2,247,906 as compared to $1,368,024 for the three months ended June 30, 2006, an increase of $879,882 or 64.3%. Included in this increase for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is the following:

1.
We recorded compensation expense of $1,426,431 as compared to $703,788 for the three months ended June 30, 2006. This $722,643 or 102.7% increase was attributable to the hiring of permanent sales, operations and executive staff and the recording of stock-based compensation expense under FAS 123R for previous period stock option grants. The stock-based compensation expense for the three months ended June 30, 2007 was $884,790. We expect cash and stock-based compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.
Consulting expense amounted to $241,741 as compared to $211,925 for the three months ended June 30, 2006, an increase of $29,816, or 14.1%. For the three months ended June 30, 2007 and 2006, we paid consultants for business advisory services, temporary information technology support and various other services; and

3.
Professional fees amounted to $100,139 as compared to $64,153 for the three months ended June 30, 2006, an increase of $35,986, or 56.1%. This expense was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to SEC filings, the Series A Convertible Preferred Stock offering, the Convertible Notes Payable and other corporate matters; and

4.	Selling, general and administrative expenses were $479,595 as compared to $388,158 for the three months ended June 30, 2006, an increase of $91,437, or 23.6%.

For the three months ended June 30, 2007 and 2006, selling, general and administrative expenses consisted of the following:

	2007	2006
Sales commissions	$18,397	$42,871
Advertising and promotion	37,865	32,960
Employee benefits and payroll taxes	107,686	87,811
Other selling, general and administrative	315,647	224,516
	$479,595	$388,158

Other Income (Expenses)

 For the three months ended June 30, 2007, interest income was $18,470 as compared to $2,094 for the three months ended June 30, 2006, an increase of $16,376. This increase was due to an increase in interest-bearing cash deposits.

For the three months ended June 30, 2007, interest expense was $508,638 as compared to $3,682 for the three months ended June 30, 2006, an increase of $504,956. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, we recorded a loss on the revaluation of warrant liability of $0 compared to $1,085,807 related to the change in fair value of the warrants during three months ended June 30, 2006.

Net Loss

As a result of these factors, we reported a net loss of $2,605,134 for the three months ended June 30, 2007 as compared to a net loss of $2,383,614 for the three months ended June 30, 2006.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other Charges

During the three months ended June 30, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $754,823 which relates to our Series A Convertible Preferred Stock. This non-cash item is related to the beneficial conversion features on our Series A Convertible Preferred Stock.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $2,605,134 for the three months ended June 30, 2007 as compared to net loss attributable to common shareholders of $3,138,437 for the three months ended June 30, 2006. This translates to an overall per share loss available to shareholders of ($.21) for the three months ended June 30, 2007 as compared to a per share loss of ($.27) for three months ended June 30, 2006.

Liquidity and Capital Resources

We used the proceeds from the sales of common stock through June 30, 2007 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $782,371 owed to us at June 30, 2007. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

From March 22, 2006 through June 28, 2006, we sold 28.3 units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. In connection with the sale of the 28.3 units, we received net proceeds of $1,426,391.

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At June 30, 2007, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $213,850. In connection with this note, our subsidiary, Xeni Financial, entered into a security and guaranty agreement whereby Xeni Financial has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni Financial, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

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

While we have sufficient funds to conduct our business and operations as they are currently undertaken into the next quarter, our ability to continue to implement our revenue and profit growth strategy beyond the next quarter will be adversely affected if we are unable to consummate additional private placement transactions or debt financing, which we are currently pursuing.

We currently have no material commitments for capital expenditures.

Cash flows

At June 30, 2007, we had cash of $570,958.

Net cash used in operating activities was $2,433,801 for the six months ended June 30, 2007 as compared to $1,655,335 for the six months ended June 30, 2006, an increase of $778,466. This increase is primarily attributable to an increase in our net loss and:

1.
Gottbetter debt offering costs of $89,000 and Gottbetter, Goldner and Grenier debt discount and debt issuance costs of $814,858 and $8,720, respectively, compared to no debt related costs during the six months ended June 30, 2006;

2.	Stock-based compensation of $1,795,443 versus stock-based compensation expense of $553,636 for the six months ended June 30, 2006 primarily related to issuance of stock options to employees;

3.	No settlement expense versus settlement expense in the amount of $180,827 for the conversion of $40,000 of notes payable to common stock for the six months ended June 30, 2006;

4.	No loss on valuation of warrant liability versus loss on valuation of warrant liability of $1,223,252 through June 30, 2006 due to the revaluation of our warrant liability to fair value;

5.
A net increase in notes receivable, accounts receivable and prepaid expenses aggregating $274,723 principally related to the increase in funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

6.	A decrease in accounts payable, accrued expenses and deferred revenue related to an increase in operating activities aggregating $97,718.

Net cash used in investing activities was $4,652 for the six months ended June 30, 2007 as compared to $71,728 for the six months ended June 30, 2006 and is principally related to the acquisition of computer and office equipment and furniture.

Net cash used for financing activities was $137,430 due to repayment of notes payable for the six months ended June 30, 2007 as compared to net cash provided by financing activities of $1,414,360 due to net proceeds from the sale of Series A Convertible Preferred Stock for the six months ended June 30, 2006.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of June 30, 2007.

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

In connection with this Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of June 30, 2007, including the remedial actions discussed above, and we have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2007, the Company issued 150,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $75,000 or $0.50 per share.

On May 29, 2007, the Company issued 50,000 shares of common stock to a Director of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $25,000 or $0.50 per share.

On May 29, 2007, the Company issued 100,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $50,000 or $0.50 per share.

The recipients of all of the shares issued above were accredited or otherwise sophisticated investors and the transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipients had access to information concerning our company.

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

MDWERKS, INC.

August 13, 2007	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

August 13, 2007	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer