Form 10QSB
period 2007-09-30
MDwerks, Inc.
filed 2007-11-13
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,940,065 shares at November 9, 2007

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

MDWERKS, INC.
FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheet As of September 30, 2007 (Unaudited)	3
Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2007 and 2006	4
Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2007 and 2006	5
Notes to Unaudited Consolidated Financial Statements	6-21
Item 2 - Management's Discussion and Analysis and Plan of Operations	22-29
Item 3 - Controls and Procedures	29-30
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	31
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3 - Defaults Upon Senior Securities	31
Item 4 - Submission of Matters to a Vote of Security Holders	31
Item 5 - Other Information	31
Item 6 - Exhibits	31

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$1,771,111
Notes receivable	1,010,549
Accounts receivable	82,056
Prepaid expenses and other	48,017
Total current assets	2,911,733
Long-term assets:
Property and equipment, net of accumulated depreciation of $81,724	127,173
Debt issuance and offering costs, net of accumulated amortization of $200,295	470,057
Total assets	$3,508,963
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Current portion of notes payable, net	$1,686,269
Mandatory Redeemable Convertible Series B Preferred Stock, $.001 par value, 250 shares authorized; 200 shares issued and outstanding	1,126,831
Loans payable	319,559
Accounts payable	461,569
Accrued expenses	468,295
Deferred revenue	10,996
Total current liabilities	4,073,519
Long-term liabilities:
Notes payable, net of discount of $2,829,535, less current portion	391,809
Deferred revenues, less current portion	6,237
Total liabilities	4,471,565
Stockholders' deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 2 shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,940,065 shares issued and outstanding	12,940
Additional paid-in capital	32,980,978
Accumulated deficit	(33,867,842)
Deferred compensation	(88,678)
Total stockholders' deficiency	(962,602)
Total liabilities and stockholders' deficiency	$3,508,963

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service fees	$119,820	$147,726	$356,540	$262,292
Financing income	16,753	10,387	46,693	36,558
Total revenue	136,573	158,113	403,233	298,850
Operating expenses:
Compensation	1,229,568	1,730,160	4,073,320	3,193,895
Consulting expenses	158,360	144,081	562,798	399,126
Professional fees	74,215	153,782	299,901	277,906
Selling, general and administrative	372,161	456,587	1,260,775	1,416,993
Total operating expenses	1,834,304	2,484,610	6,196,794	5,287,920
Loss from operations	(1,697,731)	(2,326,497)	(5,793,561)	(4,989,070)
Other income (expense):
Interest income	13,492	1,123	60,201	5,671
Interest expense	(500,601)	(372,291)	(1,526,737)	(380,039)
Gain (Loss) on revaluation of warrant liability	—	1,030,338	—	(192,914)
Other income (expense)	—	(3,502)	165	(3,491)
Total other income (expense)	(487,109)	655,668	(1,466,371)	(570,773)
Net loss	(2,184,840)	(1,670,829)	(7,259,932)	(5,559,843)
Deemed preferred stock dividend	—	—	—	(913,777)
Common stock issued in connection with anti-dilutive recalculation	—	—	—	(246,240)
Net loss attributable to common shareholders	$(2,184,840)	$(1,670,829)	$(7,259,932)	$(6,719,860)
NET LOSS PER COMMON SHARE - basic and diluted	$(0.17)	$(0.14)	$(0.57)	$(0.57)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	12,907,674	11,777,818	12,726,732	11,728,751

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,259,932)	$(5,559,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,168	22,807
Amortization of debt issuance cost	10,954	3,120
Amortization of debt discount	1,208,594	28,793
Amortization of deferred offering costs	133,500	—
Amortization of deferred compensation	199,530	—
Stock-based compensation	2,506,281	1,878,572
Common stock issued for services	150,000	285,000
Settlement expense related to debt conversion	—	180,827
Loss on valuation of warrant liability	—	192,914
Interest expense in connection with the grant of warrants	—	335,273
Changes in assets and liabilities:
Notes receivable	(536,856)	(1,628)
Accounts receivable	(26,465)	(20,032)
Prepaid expenses and other	25,780	20,080
Accounts payable	193,647	211,535
Accrued expenses	89,536	103,763
Deferred revenues	(38,726)	48,425
Total adjustments	3,949,943	3,289,449
Net cash used in operating activities	(3,309,989)	(2,270,394)
Cash flows from investing activities:
Purchase of property and equipment	(5,209)	(71,728)
Net cash used in investing activities	(5,209)	(71,728)
Cash flows from financing activities:
Proceeds from convertible notes payable	250,000	—
Proceeds from loans payable	250,000	360,000
Placement fees in connection with notes payable	—	(23,434)
Repayment of convertible notes payable	(250,000)	—
Repayment of notes payable	(194,698)	(25,000)
Repayment of loan payable	(2,916)	(21,486)
Proceeds from sale of Mandatory Redeemable Series B preferred stock	2,000,000	—
Proceeds from sale of Series A preferred stock	—	1,700,000
Placement fees and other expenses paid	(112,918)	(273,609)
Net cash provided by financing activities	1,939,468	1,716,471
Net decrease in cash	(1,375,730)	(625,651)
Cash - beginning of period	3,146,841	766,464
Cash - end of period	$1,771,111	$140,813
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$247,078	$9,253
Non-cash investing and financing activities:
Common stock issued for debt and accrued interest	$—	$46,250

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The Company has four operating subsidiaries. Xeni Medical Systems, Inc. ("Xeni Medical") was incorporated under the laws of the state of Delaware on July 21, 2004.  Xeni Medical provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to it’s ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005. Xeni Financial offers financing and advances to health care providers secured by claims processed through the MDwerks system. Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Xeni Billing offers health care providers billing services facilitated through the MDwerks system. Patient Payment Solutions, Inc. (“PPS”) was incorporated under the laws of the state of Florida on May 30, 2007. PPS will offer healthcare providers a payment improvement process for “out of network” claims.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The Company believes it is taking actions to further implement its business plan and generate revenue, including the institutional financing described in Note 4 and additional private placement or debt financing transactions, which the Company is currently pursuing, but the Company will not be able to continue as a going concern in the absence of obtaining sufficient funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company has stockholders’ deficiency of $962,602 and a working capital deficiency of $1,161,786 at September 30, 2007.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in the Form 10-KSB of the Company as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2007.

Certain amounts previously reported for in 2006 have been reclassified to conform with the classifications used in 2007. Such reclassifications have no effect on the reported net loss.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The carrying amounts reported in the consolidated balance sheet for cash, notes receivable, accounts receivable, accounts payable and accrued expenses, notes payable and loans payable approximate their fair market value based on the short-term maturity of these instruments.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $93,593 and $103,816 for the nine months ended September 30, 2007 and 2006, respectively.

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
SEPTEMBER 30, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

The Company, through its subsidiaries, provides advance funding for medical claims and term loan services to unaffiliated healthcare providers that are customers of the Company.  The customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its customers to third party payors (the ‘‘Payors’’). The advances are repaid through the remittance of payments of customer medical claims, by Payors, directly to the Company. The Company can withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. As of September 30, 2007, the Company had outstanding options to purchase an aggregate of 3,031,250 shares of common stock and warrants to purchase an aggregate of 5,566,345 shares of Common Stock, which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the nine months ended September 30, 2007 since the impact of the stock options and warrants would be antidilutive. As of September 30, 2006, the Company had outstanding options to purchase an aggregate of 1,726,250 shares of common stock, warrants to purchase an aggregate of 1,439,085 shares of common stock, and 566,667 shares of common stock issuable upon conversion of preferred stock which could potentially dilute future earnings per share.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115 , (‘‘SFAS 159’’), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

On July 25, 2007, the Securities and Exchange Commission unanimously approved the Public Company Accounting Oversight Board's (PCAOB) proposed Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated With An Audit of Financial Statement. Auditing Standard No. 5 provides the new professional standards and related performance guidance for independent auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). We have engaged a qualified third-party to assist us with the preparations for management’s assessment of the effectiveness of internal controls over financial reporting required by the end of this fiscal year and with the documentation and procedures required for our external auditor attestation requirement, which becomes effective fiscal year ending 2008.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At September 30, 2007, the Company has no allowance for doubtful accounts.

Accounts receivable are recorded when revenue has been recognized but not yet collected. At September 30, 2007, the Company had $82,056 of accounts receivable from implementation, processing, collection, and other fees, and disbursements not yet collected.

At September 30, 2007, the Company advanced funds to healthcare providers under lines of credit and note agreements, respectively, aggregating $1,010,549. Advances under the lines of credit are due to be repaid out of collections from insurance claims and other receivables. The Company charged the healthcare providers interest and other charges as defined in the agreements.

NOTE 3 — PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$27,077
Computer equipment and software	3-5 Years	181,820
Total		208,897
Less: accumulated depreciation		(81,724)
Property and equipment, net		$127,173

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 — NOTES PAYABLE

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of the Company’s common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and was to become due and payable on August 24, 2007. In connection with an extension on repayment of this secured promissory note from August 24, 2007 to October 1, 2007, the Company granted options to purchase 75,000 shares of its common stock at an exercise price of $0.67 per share which options expire on September 27, 2017. The fair market value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 10 years. These options, valued at $51,000, were recorded as deferred compensation and will be expensed monthly until September 2010.

At September 30, 2007, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $153,664. On October 1, 2007 the Company paid the remaining unpaid principal of the $250,000 August 24, 2006 notes payable, together with all accrued interest, to the unrelated party.

On August 24, 2006, the Company received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal were due on January 21, 2007. In connection with the financing, the Company issued 10,000 shares of its common stock at a fair market value on the date of grant of $39,800 or $3.98 per share which was recorded as a discount on notes payable to be amortized over the term of the Notes. For the nine months ended September 30, 2007, amortization of this debt discount amounted to $7,960 and is included in interest expense. In addition, the Company paid a total cash fee of $23,434 in connection with the above promissory notes for placement agent fees and related expenses. Accordingly, these fees were treated as deferred issuance cost to be amortized over their respective note terms. For the nine months ended September 30, 2007, amortization of deferred issuance cost amounted to $10,954. On January 21, 2007 the Company paid the August 24, 2006 notes payable of $110,000, together with all accrued interest, to the two unrelated parties.

On each of October 20, 2006 and November 9, 2006 the Company received gross proceeds of $2,500,000 ($2,375,000 net proceeds) or $5,000,000 ($4,750,000 net proceeds) in the aggregate in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (”Gottbetter”).

In connection with an extension until February 1, 2008 of repayment of principal on the Senior Notes described above, the Company granted to Gottbetter an additional five year Series D warrants to purchase 500,000 shares of its common stock at an exercise price of $0.68 per share which warrants expire on September 27, 2012. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 to be amortized over the 4-month extension. The fair market value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 — NOTES PAYABLE (continued)

For the nine months September 30, 2007, amortization of the debt discount amounted to $1,208,594.

The promissory notes are as follows at September 30, 2007:

Notes payable	$5,153,665
Less: unamortized discount on notes payable	(3,075,587)
Notes payable, net	$2,078,078
Less current portion	(1,686,269)
Notes payable, net of discount of $2,829,252, less current portion	$391,809

On August 31, 2007 we received gross proceeds of $250,000 in connection with a financing provided by Vicis Capital Master Fund, an unaffiliated accredited investor. In connection with the financing, we issued a 31-day Convertible Note to Vicis in the original principal amount of $250,000.

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 after repayment of the $250,000 31-day August 31, 2007 Convertible Note, interest and closing expenses) in connection with a financing provided by Vicis Capital Master Fund, an unaffiliated accredited institutional investor (the “Investor”). In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share. As security for our obligations, we, along with our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing and PPS entered into Security Agreements with the Investor, pursuant to which we granted a security interest in all of our assets, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp., to the Investor.

Our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing and PPS are also parties to Guaranty Agreements, pursuant to which they have agreed to unconditionally guaranty our obligations under the Series B Preferred Stock and the documents entered into by us in connection the sale of the Series B Preferred Stock.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 — NOTES PAYABLE (continued)

In connection with the sale of the Series B Preferred Stock, we entered into a Registration Rights Agreement, pursuant to which we agreed to register for resale, the shares of our common stock into which the Series B Preferred Stock is convertible and the shares of our common stock for which the Series F Warrants and the Series G Warrants are exercisable.

In connection with the Sale of the Series B Preferred Stock the Company entered into an Amendment, Consent and Waiver agreement with Gottbetter Capital Master, Ltd. (the “Consent and Waiver Agreement”).

The following summary description of the material agreements entered into in connection with the transaction described above.

Securities Purchase Agreement

The Securities Purchase Agreement provides for the sale of (i) 200 shares of Series B Preferred Stock (ii) Series F Warrants to purchase an aggregate of 1,500,000 shares of Common Stock and (iii) Series G Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. Pursuant to the Securities Purchase Agreement, the aggregate purchase price for the Series Preferred Stock, the Series F Warrants and the Series G Warrants was $2 million. Payment was made by 1,691,445 in cash, the conversion of $251,555 in principal and interest of the 31-day Convertible Note, dated August 31, 2007, issued by the Company to the Purchaser in the original principal amount of $250,000 and deduction of certain closing expenses.

The Securities Purchase Agreement provides to the Investor, for a period of eighteen months after the closing date, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us.

The Securities Purchase Agreement contains certain restrictions on our ability to: (i) declare dividends; (ii) reclassify, combine or reverse split our Common Stock; (iii) incur liens; (iii) incur certain types of indebtedness; (iv) issue classes of securities senior to, or parri passu with, the Series B Preferred Stock; (v) liquidate or sell a substantial portion of our assets; (vi) enter into transactions that would result in a Change of Control (as defined in the Securities Purchase Agreement); (vi) amend our charter documents in a way that adversely affects the rights of the Investor; (vii) except through Xeni Financial, make loans to, or advances or guarantee the obligations of, third parties; (viii) make intercompany transfers; (ix) engage in transactions with officers, directors, employees or affiliates; (x) divert business to other business entities; (xi) make investments in securities or evidences of indebtedness (excluding of loans made by Xeni Financial) in excess of $250,000 in a calendar year; and (xii) file registration statements.

Events of default under the Securities Purchase Agreement include: (i) default in the payment of dividends on or the failure to redeem the Series B Preferred Stock when due; (ii) failure to perform the covenants contained in the Securities Purchase Agreement or the related transaction documents; (iii) failure to file, or cause to become effective, a registration statement covering the shares of Common Stock underlying the Series F Warrants, the Series G Warrants and the Series B Preferred Stock within the timeframes required by the Registration Rights Agreement or the failure to keep such registration effective as required by the Registration Rights Agreement; (iv) suspension from listing on the OTC Bulletin Board or other exchange for 10 consecutive trading days; (v) the failure to timely deliver shares of Common Stock upon conversion of the Series B Preferred Stock or exercise of the Series F Warrants or the Series G Warrants; (vi) default in the payment of indebtedness in excess of $250,000; (vii) a judgment entered against us in excess of $250,000; and (viii) insolvency, bankruptcy and similar circumstances.

The Securities Purchase Agreement also contains customary representations, warranties, covenants and indemnification provisions for transactions of the type entered into between the Company and Investor.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 — NOTES PAYABLE (continued)

Series B Preferred Stock

The Certificate of Designations, which designates the rights, preferences, privileges and terms of the Series B Preferred Stock (the “Certificate of Designations”) provides that the Series B Preferred Stock will rank senior to other classes of Common Stock and preferred stock that are currently outstanding as to distributions of assets upon liquidation, dissolution or winding up and as to payment of dividends on shares of equity securities.

Each share of Series B Preferred Stock is entitled to cumulative dividends at the annual rate of 8% of the stated value of the Series B Preferred Stock. The stated value of each share of Series B Preferred Stock is $10,000. Dividends are payable in cash or additional shares of Series B Preferred Stock.

Each share of Series B Preferred Stock is convertible, at any time, at the option of the holder, into the number of shares of Common Stock determined by dividing the stated value of the Series B Preferred Stock by the conversion price. The initial conversion price of the Series B Preferred Stock is $2.25 per share.

The conversion price is subject to adjustment for stock splits, dividends, subdivisions, distributions, reorganizations and similar transactions. Furthermore, the conversion price is also subject to adjustment in the event of the issuance of securities for a price below the conversion price then in effect or the issuance of convertible securities with an exercise or conversion price that is less than the then current conversion price for the shares of Series B Preferred Stock.

To the extent that any shares of Series B Preferred Stock remain outstanding on September 28, 2008, each holder thereof shall have the option to either require us to redeem such holder’s shares of Series B Preferred Stock or convert such holder’s shares of Series B Preferred Stock into shares of Common Stock at the conversion price then in effect.

The Series B Preferred Stock also provides the holders thereof with the option to require us to redeem shares of Series B Preferred Stock in the event of a Change of Control (as defined in the Certificate of Designations).

The Series B Preferred Stock will vote on matters submitted to our stockholders as if the Series B Preferred Stock had been converted into shares of Common Stock pursuant to the terms of the Certificate of Designations. To the extent the holders of Series B Preferred Stock are required to vote separately, as a class, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock will be required to approve the matter to be voted upon.

Series F Warrants

The Series F Warrants are exercisable at a price of $2.25 per share for a period of seven years from the date of issuance. The Series F Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series F Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series F Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series F Warrants.

Series G Warrants

The Series G Warrants are exercisable at a price of $2.50 per share for a period of seven years from the date of issuance. The Series G Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series G Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series G Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series G Warrants.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 — NOTES PAYABLE (continued)

Security Agreement

We, along with our subsidiaries MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Security Agreements with the Investor. The Security Agreements provide for liens in favor of the Investor on all of our assets, including the assets of each of our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp.

Guaranty Agreement

Our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Guaranty Agreements with the Investor, pursuant to which they have agreed to unconditionally guaranty our obligations under the Series B Preferred Stock and the documents entered into by us in connection with the sale of the Series B Preferred Stock.

Registration Rights Agreement

We entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock, the Series F Warrants and the Series G Warrants within 365 calendar days after the closing date. We are required to cause such registration statement to become effective on or before the date which is 485 calendar days after the filing of such registration statement. In addition to it being an event of default under the Securities Purchase Agreement, if we fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 2% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that the registration statement is not filed or effective, as the case may be. The cash penalty is limited to 15% of the aggregate stated value of the Series B Preferred Stock.

The Registration Rights Agreement also provides for piggyback registration rights.

Amendment, Consent & Waiver Agreement

In connection with the transactions described above, we entered into the Consent and Waiver Agreement with Gottbetter Capital Master, Ltd. (“Gottbetter”), whereby, among other things: (i) Gottbetter consented to the transactions described above, (ii) Gottbetter agreed to delay, until February 1, 2008, principal payments under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on October 19, 2006 (the “October Note”) and under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on November 9, 2006 (the “November Note”), (iii) Gottbetter agreed that its right of first refusal with respect to subsequent financings will be on a pro rata, pari passu basis with Vicis and (v) Gottbetter released its security interest in certain collateral of Xeni Financial.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
NOTE 4 — NOTES PAYABLE (continued)

Series D Warrant

In consideration of Gottbetter entering into the Consent and Waiver Agreement, we issued to Gottbetter a Series D Warrant to purchase 500,000 shares of our Common Stock. The Series D Warrant is exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series D Warrant may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series D Warrant, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series D Warrant, issuances of convertible securities with a conversion price below the exercise price of the Series D Warrant.

Amended & Restated Notes

In order to memorialize the extension of the principal payment date to February 1, 2008 in the October Note and the November Note, we issued to Gottbetter an amended and restated October Note and an amended and restated November Note.

In accordance with SFAS No. 133 and Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, the Company is required to record the fair value of the embedded beneficial conversion feature (ECF) and warrants as a liability since the Company has to use its ‘‘best efforts’’ to file a registration statement and maintain its effectiveness for a period of two years from the effective date. In connection with the initial sales of the Series A Preferred Stock, the initial estimated fair values allocated to the ECF were $913,777 which was recorded as a deemed dividend. The initial fair value allocated to the warrants of $768,751 was allocated to warrant liability. For the nine months ended September 30, 2006, the Company revalued these warrants resulting in a loss on valuation of warrant liability of $192,914.

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $69,559. The loan bears interest at 8% per annum and is payable on a monthly basis. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

The Company also has a loan payable to a customer of the Company in the amount of $250,000. This customer has provided this non-interest bearing loan to assist with interim financing and to fund equipment purchases incurred on behalf of the customer. During October 2007, $210,000 of this loan payable has been repaid to the customer.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 — STOCKHOLDERS’ DEFICIENCY

Common stock

The Company is authorized to issue 100,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2007, there are 12,940,065 shares issued and outstanding.

During August, 2007, two shareholders converted a total of three shares of the Company’s Series A convertible preferred stock into 60,000 shares of common stock.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2007, there are no preferred stock shares issued and outstanding.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Between February 1, 2006 and September 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and September 30, 2007, 26.3 shares of Series A Convertible Preferred Stock were converted into 526,667 shares of common stock leaving 2 Series A Convertible Preferred Stock outstanding as of September 30, 2007.

The Company is authorized to issue 250 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. On September 28, 2007, 200 shares of Series B preferred stock were issued in connection with the Securities Purchase Agreement. As of September 30, 2007, there are 200 Series B Convertible Preferred Stock shares issued and outstanding.

Common stock options

A summary of the status of the Company's outstanding stock options as of September 30, 2007 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,876,250	$3.04
Granted	175,000	0.67
Exercised	—	—
Forfeited	(20,000)	$1.39
Outstanding at September 30, 2007	3,031,250	$2.91	$0
Options exercisable at end of period	1,377,082	$2.74
Weighted-average fair value of options granted during the period	$0.67

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 — STOCKHOLDERS’ DEFICIENCY

Common stock options (continued)

The following information applies to options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.67	175,000	10.00	$0.67	33,333	$0.67
$1.39	105,000	9.25	$1.39	85,000	$1.39
$2.25	1,025,000	9.00	$2.25	683,333	$2.25
$3.25	190,000	8.25	$3.25	63,333	$3.25
$3.40	860,000	8.25	$3.40	286,667	$3.40
$4.00 - 4.25	676,250	8.75	$4.03	225,416	$4.03
	3,031,250		$2.91	1,377,082	$2.74

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $2,506,281 for the nine months ended September 30, 2007 and $1,878,572 for the nine months ended September 30, 2006.

As of September 30, 2007, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $1,787,604, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,566,345	$2.67
Granted	3,000,000	2.33
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2007	5,566,345	$2.49
Common stock issuable upon exercise of warrants	5,566,345	$2.49

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 — STOCKHOLDERS’ DEFICIENCY

Common stock warrants (continued)

	Common Stock issuable upon exercise of warrants outstanding			Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$1.25	199,000	2.88	$1.25	199,000	$1.25
$1.50	56,667	3.74	$1.50	56,667	$1.50
$2.25	2,486,111	5.93	$2.25	2,486,111	$2.25
$2.50	1,640,400	4.71	$2.50	1,640,400	$2.50
$3.00	579,167	1.62	$3.00	579,167	$3.00
$3.25	375,000	4.05	$3.25	375,000	$3.25
$3.76	225,000	2.05	$3.76	225,000	$3.76
$4.00	5,000	2.05	$4.00	5,000	$4.00
	5,566,345		$2.49	5,566,345	$2.49

Registration rights

The Company filed a ‘‘resale’’ registration statement with the SEC covering all shares of common stock and shares of common stock underlying the warrants (including shares of common stock and underlying warrants issued to the Placement Agent) issued in connection with the September 13, 2005 Private Placement. The Company agreed that it will maintain the effectiveness of the ‘‘resale’’ registration statement from the effective date through and until the earlier of two years and the time at which exempt sales pursuant to Rule 144(k) may be permitted. The Company agreed to use its best efforts to respond to any SEC comments to the ‘‘resale’’ registration statement on or prior to the date which is 20 business days from the date such comments were received, but in any event not later than 30 business days from the date such comments were received. The ‘‘resale’’ registration statement became effective on December 7, 2006.

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
SEPTEMBER 30, 2007

NOTE 6 — STOCKHOLDERS’ DEFICIENCY

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

We also entered into a Registration Rights Agreement and amendment thereto with Gottbetter. The amended Registration Rights Agreement required us to file a registration statement covering the resale of 2,777,778 shares of common stock underlying the Senior Notes. The registration statement covering the resale of the shares of common stock underlying the Senior Notes became effective on December 7, 2006. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

We also entered into a Registration Rights Agreement with the Investor. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock, the Series F Warrants and the Series G Warrants within 365 calendar days after the closing date. We are required to cause such registration statement to become effective on or before the date which is 485 calendar days after the filing of such registration statement. In addition to it being an event of default under the Securities Purchase Agreement, if we fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 2% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that the registration statement is not filed or effective, as the case may be. The cash penalty is limited to 15% of the aggregate stated value of the Series B Preferred Stock.

The Registration Rights Agreement also provides for piggyback registration rights.

NOTE 7 — COMMITMENTS

Lease agreements

The Company sub-leases its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the nine months ended September 30, 2007 was $70,626.

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

Since the system has the capability of analyzing value and risk of claims payment, clients may also qualify for pre-approved revolving line of credit advances on claims processed by our Xeni Financial Services, Corp. ("Xeni Financial") FUNDwerks™ solution. FUNDwerks™ can electronically manage loans, loan repayments and the movement of funds through linked bank accounts administered by us for banks or finance companies; clients can receive electronic advance funding on claims they select within five business days on commercially favorable terms.

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

On May 30, 2007, we formed a new subsidiary, Patient Payment Solutions, Inc. ("PPS"), to improve collections for heath care providers that perform services “out-of-network”. As of September 30, 2007, PPS has not begun to generate revenue and has incurred minimal expenses.

We offer our services to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors by using internal and external resources. Internal resources consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources consist primarily of independent sales representatives as well as channel associates, such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts. Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we are focusing our initial marketing efforts in geographic areas such as California, Florida, Texas, New York and New Jersey. Each of these states contains a high concentration of prospective clients.

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

Results of Operations

For the Nine Months Ended September 30, 2007 Versus the Nine Months Ended September 30, 2006

Revenue

For the nine months ended September 30, 2007, we recorded total revenue of $403,233. Of this total, we recorded service fee revenue of $356,540, or 88.4% and financing income of $46,693 or 11.6%. For the nine months ended September 30, 2006, we recorded total revenue of $298,850. Of this total, we recorded service fee revenue of $262,292, or 87.8% and financing income of $36,558 or 12.2%.

Operating Expenses

Our operating expenses significantly increased for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 principally as a result of higher compensation and consulting expenses, offset by lower selling, general and administrative expenses.

For the nine months ended September 30, 2007, total operating expenses were $6,196,794 as compared to $5,287,920 for the nine months ended September 30, 2006, an increase of $908,874 or 17.2%. Included in this increase for the nine months ended September 30, 2007 is the following:

1.
We recorded compensation expense of $4,073,320 as compared to $3,193,895 for the nine months ended September 30, 2006. This $879,425 or 27.5% increase was attributable to the hiring of permanent sales, operations and executive staff and the recording of stock-based compensation expense under FAS 123R for previous period stock option grants. The increase in compensation expense related to the new and existing permanent employees was $251,716, or 7.9%. The stock-based compensation expense for the nine months ended September 30, 2007 was $2,506,281 as compared to $1,878,572 for the nine months ended September 30, 2006, an increase of $627,709, or 19.6%. We expect cash and stock-based compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.
Consulting expense amounted to $562,798 as compared to $399,126 for the nine months ended September 30, 2006, an increase of $163,672, or 41.0%. For the nine months ended September 30, 2007 and 2006, we paid consultants for business advisory services, temporary information technology support and various other services; and

3.
Professional fees amounted to $299,901 as compared to $277,906 for the nine months ended September 30, 2006, an increase of $21,995, or 7.9%. This expense was attributable to accounting fees for the audit of our financial statements and SEC filings and legal fees related to SEC filings, the Series A and Series B Convertible Preferred Stock offerings, the Convertible Notes Payable and other corporate matters; and

4.
Selling, general and administrative expenses were $1,260,775 as compared to $1,416,993 for the nine months ended September 30, 2006, a decrease of $156,218, or 11.0%. This decrease was principally attributable to a loss of $180,736 on settlement of notes payable related to the issuance of common shares for debt conversion that was recorded during the nine months ended September 30, 2006.

For the nine months ended September 30, 2007 and 2006, selling, general and administrative expenses consisted of the following:

	2007	2006
Sales commissions	$64,422	$140,807
Advertising and promotion	93,593	103,816
Employee benefits and payroll taxes	316,502	276,960
Other selling, general and administrative	786,258	895,410
	$1,260,775	$1,416,993

Other Income (Expenses)

  For the nine months ended September 30, 2007, interest income was $60,201 as compared to $5,671 for the nine months ended September 30, 2006, an increase of $54,530. This increase was due to an increase in interest-bearing cash deposits.

For the nine months ended September 30, 2007, interest expense was $1,526,737 as compared to $380,039 for the nine months ended September 30, 2006, an increase of $1,146,698. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, we recorded a loss on the revaluation of warrant liability of $192,914 related to the change in fair value of the warrants during nine months ended September 30, 2006.

Net Loss

As a result of these factors, we reported a net loss of $7,259,932 for the nine months ended September 30, 2007 as compared to a net loss of $5,559,843 for the nine months ended September 30, 2006.

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

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $7,259,932 for the nine months ended September 30, 2007 as compared to net loss attributable to common shareholders of $6,719,860 for the nine months ended September 30, 2006. This translates to an overall per share loss available to shareholders of ($.57) for the nine months ended September 30, 2007 as compared to a per share loss of ($.57) for nine months ended September 30, 2006.

For the Three Months Ended September 30, 2007 Versus the Three Months Ended September 30, 2006

Revenue

For the three months ended September 30, 2007, we recorded total revenue of $136,573. Of this total, we recorded service fee revenue of $119,820, or 87.7% and financing income of $16,753 or 12.3%. For the three months ended September 30, 2006, we recorded total revenue of $158,113. Of this total, we recorded service fee revenue of $147,726, or 93.4% and financing income of $10,387 or 6.6%.

Operating Expenses

Our operating expenses significantly decreased for the three months ended September 30, 2007 from the three months ended September 30, 2006 principally as a result of decreased compensation expense, professional fees and selling, general and administrative expenses.

For the three months ended September 30, 2007, total operating expenses were $1,835,304 as compared to $2,484,610 for the three months ended September 30, 2006, a decrease of $649,306 or 26.1%. Included in this decrease for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is the following:

1.
We recorded compensation expense of $1,229,568 as compared to $1,730,160 for the three months ended September 30, 2006. This $500,592 or 28.9% decrease was principally attributable to the recording of lower stock-based compensation expense under FAS 123R in the amount of $614,089, offset by $113,497 in higher salaries for employees. The stock-based compensation expense for the three months ended September 30, 2007 was $710,847 as compared to $1,324,936 for the three months ended September 30, 2006. We expect cash and stock-based compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.
Consulting expense amounted to $158,360 as compared to $144,081 for the three months ended September 30, 2006, an increase of $14,279, or 9.9%. For the three months ended September 30, 2007 and 2006, we paid consultants for business advisory services, temporary information technology support and various other services; and

3.
Professional fees amounted to $74,215 as compared to $153,782 for the three months ended September 30, 2006, a decrease of $79,567, or 51.7%. This expense reduction was principally attributable to lower accounting fees for the audit of our financial statements and SEC filings and legal fees related to SEC filings and stock offerings for the three months ended September 30, 2007 versus the three months ended September 30, 2006.

4.	Selling, general and administrative expenses were $372,161 as compared to $456,587 for the three months ended September 30, 2006, a decrease of $84,426, or 18.5%.

For the three months ended September 30, 2007 and 2006, selling, general and administrative expenses consisted of the following:

	2007	2006
Sales commissions	$18,440	$35,378
Advertising and promotion	21,435	23,783
Employee benefits and payroll taxes	99,889	97,993
Other selling, general and administrative	232,397	299,433
	$372,161	$456,587

Other Income (Expenses)

  For the three months ended September 30, 2007, interest income was $13,492 as compared to $1,123 for the three months ended September 30, 2006, an increase of $12,369. This increase was due to an increase in interest-bearing cash deposits.

For the three months ended September 30, 2007, interest expense was $500,601 as compared to $372,291 for the three months ended September 30, 2006, an increase of $128,310. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, we recorded a loss on the revaluation of warrant liability of $0 compared to a gain of $1,030,338 related to the change in fair value of the warrants during three months ended September 30, 2006.

Net Loss

As a result of these factors, we reported a net loss of $2,184,840 for the three months ended September 30, 2007 as compared to a net loss of $1,670,829 for the three months ended September 30, 2006.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $2,184,840 for the three months ended September 30, 2007 as compared to net loss attributable to common shareholders of $1,670,829 for the three months ended September 30, 2006. This translates to an overall per share loss available to shareholders of ($.17) for the three months ended September 30, 2007 as compared to a per share loss of ($.14) for three months ended September 30, 2006.

Liquidity and Capital Resources

We used the proceeds from the sales of common stock through September 30, 2007 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $1,010,549 owed to us at September 30, 2007. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

From March 22, 2006 through September 28, 2006, we sold 28.3 units in a private placement to accredited investors pursuant to the terms of a Confidential Private Placement Memorandum, dated February 1, 2006, and private placement subscription agreements executed and delivered by each investor on or before the closing of the private placement. In connection with the sale of the 28.3 units, we received net proceeds of $1,426,391.

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. In connection with the financing, we issued a secured promissory note in the original principal amount of $250,000 (the ‘‘Note’’) and a three year warrant to purchase 111,111 shares of our common stock at a price of $2.25 per share. The Note bears interest at the rate of 7% per year, payable monthly in arrears and will become due and payable on August 24, 2007. This Note is subject to certain mandatory prepayment provisions as defined in the secured promissory note. At September 30, 2007, principal payments made under the mandatory prepayment provisions had reduced the Note balance to $213,850. In connection with this note, our subsidiary, Xeni Financial, entered into a security and guaranty agreement whereby Xeni Financial has agreed to guaranty repayment of the note and grant a security interest in a client Revolving Line of Credit Loan Agreement including two promissory notes in the original principal amounts of $250,000 and $121,068 issued by that client to Xeni Financial, which were consolidated into a single promissory note in the amount of $180,165 on December 5, 2006.

On August 24, 2006, we received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bear interest at 10% per year, and both interest and principal were paid on the January 21, 2007 maturity date.

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 net proceeds in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor.

On August 31, 2007 we received gross proceeds of $250,000 in connection with a financing provided by Vicis Capital Master Fund, an unaffiliated accredited investor. In connection with the financing, we issued a Convertible Note to Vicis in the original principal amount of $250,000.

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 less repayment of the $250,000 August 31, 2007 Vicis Capital Master Fund Convertible Note, interest and closing expenses) in connection with a financing provided by Vicis Capital Master Fund, an unaffiliated accredited institutional investor.

While we have sufficient funds to conduct our business and operations as they are currently undertaken into the next quarter, our ability to continue to implement our revenue and profit growth strategy beyond the next quarter will be adversely affected and the Company may have to curtail operations if we are unable to consummate a sufficient amount of additional private placement transactions or debt financing, which we are currently pursuing.

We currently have no material commitments for capital expenditures.

Cash flows

At September 30, 2007, we had cash of $1,771,111.

Net cash used in operating activities was $3,309,989 for the nine months ended September 30, 2007 as compared to $2,270,394 for the nine months ended September 30, 2006, an increase of $1,039,595. This increase is primarily attributable to an increase in our net loss and:

1.
Gottbetter debt offering costs of $133,500 and Gottbetter, Goldner and Grenier debt discount and debt issuance costs of $1,208,594 and $10,954, respectively, compared to debt related costs during the nine months ended September 30, 2006 of $31,913;

2.	Stock-based compensation of $2,506,281 versus stock-based compensation expense of $1,878,572 for the nine months ended September 30, 2006 primarily related to issuance of stock options to employees;

3.	No settlement expense versus settlement expense in the amount of $180,827 for the conversion of $40,000 of notes payable to common stock for the nine months ended September 30, 2006;

4.	No loss on valuation of warrant liability versus loss on valuation of warrant liability of $192,914 through September 30, 2006 due to the revaluation of our warrant liability to fair value;

5.	No interest expense in connection with grant of warrants, versus interest expense of $335,273 through September 30,2006;

6.
A net increase in notes receivable, accounts receivable and prepaid expenses aggregating $537,541 principally related to the increase in funding of notes receivable to providers that subscribe to our MDwerks financial services solution;

7.	An increase in accounts payable, accrued expenses, and deferred revenue related to an increase in operating activities aggregating $244,457.

Net cash used in investing activities was $5,209 for the nine months ended September 30, 2007 as compared to $71,728 for the nine months ended September 30, 2006 and is principally related to the acquisition of computer and office equipment and furniture.

Net cash provided by financing activities was $1,939,468 due to the proceeds from the sale of Series B Preferred Stock for the nine months ended September 30, 2007 as compared to net cash provided by financing activities of $1,716,471 due to net proceeds from the sale of Series A Convertible Preferred Stock for the nine months ended September 30, 2006.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of September 30, 2007.

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

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO and CFO Certifications appearing immediately following the signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding.

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

In connection with this Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of September 30, 2007, including the remedial actions discussed above, and we have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, two Series A preferred stockholders’ converted three shares of Series A Preferred Stock into 60,000 shares of common stock.

On September 28, 2007, the Company received gross proceeds of $2,000,000 (net proceeds of $1,691,445 after repayment of the $250,000 31-day August 31, 2007 Convertible Note, interest and closing expenses) in connection with a financing provided by Vicis Capital Master Fund, an unaffiliated accredited institutional investor. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share.

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

MDWERKS, INC.
November 13, 2007	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

November 13, 2007	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer