Form 10QSB/A
period 2007-09-30
MDwerks, Inc.
filed 2007-11-14
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

    This 10-QSB/A is being filed to correct a typographical error that appeared in Note 4 of Form 10-QSB filed on November 13, 2007.

MDWERKS, INC.
FORM 10-QSB/A
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

In connection with an extension until February 1, 2008 of repayment of principal on the Senior Notes described above, the Company granted to Gottbetter an additional five year Series D warrants to purchase 500,000 shares of its common stock at an exercise price of $2.25 per share which warrants expire on September 27, 2012. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 to be amortized over the 4-month extension. The fair market value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

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

In connection with this Form 10-QSB/A, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of September 30, 2007, including the remedial actions discussed above, and we have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.

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

MDWERKS, INC.
November 14, 2007	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

November 14, 2007	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer