Form 10KSB
period 2007-12-31
MDwerks, Inc.
filed 2008-03-27
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ___________ to ___________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues during the fiscal year ended December 31, 2007 were $577,251.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of March 24, 2008 was $4,826,584.

As of March 24, 2008, there were 12,940,065 shares of the issuer’s common equity outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐   No  ☒

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’ and similar terms, as well as references to the ‘‘Registrant’’ in this Annual Report on Form 10-KSB, refer to MDwerks, Inc. (including its subsidiaries).

Description of Business

We offer a web-based comprehensive selection of electronic medical claims processing, funding and collection solutions to the healthcare provider industry. Our services can help doctors, clinics, surgical or hospital based practices, and other healthcare providers and their vendors significantly improve daily insurance claims transaction administration and management as follows:

•	Increase office efficiencies and lower collection costs;

•	Reduce administrative workload;

•	Improve claims accuracy before submission to, and increase acceptance by, third party payers;

•	Reduce payment cycle time;

•	Improve cash flow management;

•	Increase revenue control;

•	Leverage receivables through competitive short term financing arrangements;

•	Improve information management, financial security and provider regulatory compliance;

•	‘‘End-to-end’’ solution for claims management; and

•	Fully automate the revenue process by the use of electronic claims and remittance advice, and payment reconciliation

MDwerks, Inc., an OTC Bulletin Board company (OTCBB:MDWK) conducts its business through four wholly owned subsidiaries of our wholly-owned subsidiary, MDwerks Global Holdings, Inc., namely: Xeni Medical Systems, Inc. (‘‘Xeni Systems’’); Xeni Medical Billing, Corp. (‘‘Xeni Billing’’); Xeni Financial Services, Corp. (Xeni Financial); and, Patient Payment Solutions, Inc. (“PPS”). Xeni Systems, Xeni Billing and Xeni Financial are the ‘‘Xeni Companies’’. PPS planned to offer healthcare providers a payment improvement process for “out of network” claims, but never became operational and is a dormant entity.

Business Services

Our CLAIMwerks™ solutions, which are offered through Xeni Systems, can provide actual contract based, insurance company comparable screening and analysis of medical claims directly from a healthcare provider’s practice management system, so that deficiencies and errors can be corrected before they are submitted to insurance companies for electronic payment. Our CLAIMwerks™ solutions and services improve a healthcare provider’s ability to process and manage claims for reimbursement from third party payers by consolidating the process (including clearinghouse, contract management and remittance functions). As part of CLAIMwerks™ services, we integrate transactions involving insurance claims by providing a single interface for the healthcare provider, the payer (such as an insurance company) and the lender (when the healthcare provider elects to take advantage of receivables financing).

Xeni Systems collects transaction fees from healthcare providers for: the analysis, automated processing, electronic submission, and reporting of claim information; management of healthcare provider contracts for pricing and rules; electronic remittance of payments; explanations of benefits (payments) (“EOB’s”) made available from payers; and, reconciliation and posting of the payments and EOB’s. Fees may also be generated from lenders for the valuation of processed claims that are used as collateral for loans from lenders, as well as administrative tasks related to the disbursement of funds. Fees may also be collected from clearinghouses and insurance companies for submitting more accurate claims, once certain volume levels are achieved. Xeni Systems may also collect one-time implementation fees for initial set-up and training.

Although we do not currently offer asset and wealth management services, we may have the opportunity to offer asset and wealth management services through third party sources. We expect to receive referral or administrative handling fees for such services, as appropriate.

Billing Services

Our BILLwerks™ solutions provide value added billing services leveraging the Xeni Systems technology solutions and services for improved efficiencies. As part of our BILLwerks™ solutions, Xeni Billing offers collections and appeals services, as well as solutions for the collection of old existing medical claim submissions. Our BILLwerks™ solutions are designed to operate in an integrated fashion with the solutions and services offered by Xeni Systems. There are fewer manual and paper functions to be performed in the combined claims management processing/billing solutions process offered by Xeni Systems and Xeni Billing. This can reduce a healthcare provider’s claims related operations even more than using the stand-alone solutions offered by Xeni Systems.

Xeni Billing typically charges providers (directly or as a subcontractor of Xeni Systems) fees as a percentage of collected claims. Xeni Billing also shares fees (as a channel associate) with Xeni Systems for supporting its claims process and information management. Additionally, Xeni Billing can collect one-time set-up fees, appeals and third party appeals work fees and any consulting fees for customization or support of the healthcare provider outside the scope of services. Finally, Xeni Billing may share in claims revenue recovered when contracted to perform reviews of unpaid claims that were submitted to payers prior to use of our automated claims submission solutions and services.

Lending Services

Our FUNDwerks™ solutions can electronically manage loans, loan repayments and the movement of funds through linked bank accounts.

Through Xeni Financial, we can offer to lend or arrange lending from third parties to healthcare providers on a short term, revolving line of credit and sometimes on a term loan basis. The loans are secured by claims receivable of the healthcare provider. Like Xeni Billing, Xeni Financial leverages the solutions and services offered by Xeni Systems to value the claims, score risk, document and track claims payment status, verify remittance of payments from insurance companies and sweep funds to the appropriate accounts with the assistance of electronic and automated processes. Xeni Financial is able to arrange loans at attractive rates and terms, since it has not had to invest significant capital to develop or make a major hardware and software purchase of a system to make loans secured by receivables. It also does not need to maintain a large workforce as it can manage many of its business processes through the solutions and services offered by Xeni Systems. Xeni Financial can lend to healthcare providers on the merit of the receivables and can even lend on Medicare claims.

Consulting Services

Although we provide Internet-based solutions that do not require our customers to purchase new hardware or software, healthcare providers can take advantage of customized and premium enhancements through our third party associates, including enhanced billing and collection services. Consulting services are also available to enhance healthcare provider practices or business operations.

Workers’ Compensation, Durable Medical Equipment and Pharmacy Claim Services

Our current products and services have been focused on improving the ability of healthcare providers to collect on commercial and government insurance claims, and to enhance their cash flow controls. We have decided to expand our current service offerings to include workers’ compensation, durable medical equipment and pharmacy claims electronic processing, management, and funding.

By using our present technology we plan to offer a greatly improved electronic workers’ compensation, durable medical equipment and pharmacy claims collections and remittance process to our clients in place of today’s existing error ridden paper based method. Most provider practices avoid workers’ compensation patients because of the time, effort, and cost associated with getting paid, thereby giving up perhaps as much as10% to 25% of their revenue. MDwerks can greatly improve the ability of healthcare providers to be paid on workers’ compensation claims, and enable them to continue to provide or expand these services.

We can manage claims transactions electronically from three perspectives in connection with workers’ compensation claims: the provider, the insurance company payer and the lender (when the provider elects to take advantage of our receivables financing). Our system can manage each workers’ compensation claims transaction by leveraging our tools to automatically analyze claims, and record collections, appeals and funding. Since we designed our products and services to operate in a fully integrated electronic environment with provider and payer systems, there are fewer manual and paper functions to perform in the combined claims processing/billing solution, which should result in reduced errors as well as fewer payment delays and lower collection costs.

Through Xeni Billing, MDwerks can offer collections and appeals services for workers’ compensation claims. This allows healthcare providers to outsource these tasks from their offices and focus resources in other areas.

Through Xeni Financial, MDwerks can offer funding to healthcare providers on a short term, revolving line of credit basis, or in some cases can purchase healthcare providers’ receivables, which are secured by claims processed through the MDwerks System. Our system can also include MDwerks’ tools to help lenders value claims, score risk, document and track claims payments, verify remittance and sweep funds to appropriate bank accounts with electronic and automated processes.

MDwerks can collect transaction fees for automated processing, submission, reporting and analysis of workers’ compensation claims information and management of payer contracts rules and pricing. Fees can be collected for information management on processed claims that are used as collateral and for administrative tasks related to the movement of funds among bank accounts. Fees can also be collected from clearinghouses and insurance companies to which MDwerks sends cleaner claims electronically. One time fees can be charged for initial set-up and training.

Market for Our Solutions and Services

Healthcare providers face serious challenges in processing claims submitted to third party payers, as well as in getting correct and prompt payment from payers. Claims must be prepared by gathering data from the front office to the back, with processing often occurring at different times and locations for each procedure. Many healthcare providers’ current billing systems require the performance of different steps by different third party sources. Claims can move among the healthcare provider’s internal staff, through a practice management system and across multiple offices, to billing, editing engines, clearinghouse, contract management, banking and other resources.

The need for security and privacy of patient information requires complex data management. Claims may be processed on the payer end through out-of-network claims administrators, re-pricing organizations, third party administrators, managed care organizations, independent physician associations, and preferred provider organizations. Further, healthcare providers face continuing pressure from payers to accept lower fees on changing definitions of covered claims, with variations in customary remittance values. At the same time, payers require precise documentation and justification for covered claims.

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

Management of the status of claims and valuation, remittance and validation of proper payment and disbursement requires detailed real time information. If claims are not being compared to contracts in real time, and if robust tracking and auditing mechanisms are not in place, then the availability and transparency of data cannot be optimized. As a result, the healthcare provider’s financial managers may only estimate results, with varying degrees of volatility, cash flow predictability and accuracy. Moreover, they may miss, ignore or abandon incorrect or partial payments.

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

Claims-related management challenges have also greatly impacted the borrowing abilities of healthcare providers. Healthcare providers typically borrow by factoring their receivables arising out of non-Medicare insurance claims, personally guarantying a loan with their own credit, bundling large provider claims for sale to wealthy private investors or taking an expensive asset-based loan against claims receivables at a significant discount with significant required reserves. Lenders typically have not been able to offer short term, revolving credit lines on receivables arising out of insurance claims, because of the existing difficulty in qualifying them as low risk, high quality, and commoditized collateral. Lenders remain concerned about safely and accurately assessing either the true value or the payment risk associated with any given claim or group of claims. Any solution to this problem is further complicated by the lender’s resistance to risking the purchase of an inadequate or expensive customized solution to serve this market.

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

We believe our integrated suite of solutions and services are the first to market, offering healthcare providers and their lenders comprehensive, cost efficient and superior claims processing and management solutions over the Internet. Our system can become a healthcare provider’s single source platform for integrating claims management and funding functions. Our solutions and services quickly improve claims accuracy, valuation and remittance success, enable outsourced payer contract management, facilitate prompt financing of claims, and produce superior cash and information management. Our technology also offers benefits to small and medium healthcare provider practices with limited resources and staff, allowing them to perform or facilitate the performance of tasks and functions previously only available to much larger practices capable of purchasing more sophisticated and expensive tools and hiring more people to use them. It also allows many financial institutions to lend to healthcare providers on qualified receivables, at risk and cost factors not previously available. With our products and services, healthcare providers of a variety of specialties and sizes have the ability to leverage an ‘‘end-to-end’’ claims management solution.

By combining automated batched and real time functionality into a proprietary ‘‘end to end’’ claims management and funding system, we believe that our solutions and services offer superior value and competitive advantages, including the following:

•
Reduced Workload: Healthcare providers can reduce and/or eliminate manual, labor intensive, repetitive and inefficient administrative functions. The level of reduction depends on many factors, including the type of practice management and billing systems in use, number of staff members and their training and skills in operating existing systems, practice size and mix and contractual relationships with payers, and how paper intensive or electronic their existing process may be.

•
‘‘Pay As You Go’’: Fees charges to healthcare providers for processing insurance claims typically are fixed monthly or calculated as a percentage of each claim’s contract valuation or predicted value, based on history and regional Medicare tables for reference, if, for example a healthcare provider is out-of-network. The use of our solutions and services doesn’t require high up-front investment, hardware and software purchases, or payment based on the number of claims submitted or the amount of billed claims.

•
Superior Cash Management: In as little as five business days or less, healthcare providers can borrow funds from us at competitive short-term rates against a determined value of each submitted claim. Healthcare providers and lenders can choose amounts or categories of claims for funding, including Medicare claims. Financial institutions have an automated risk profile and lending process available to them on a daily claim-by-claim basis, which is customized to their own lending parameters, without the necessity of building new lending tools.

•
Increased Efficiency/Lower Costs: Claims that we process are ‘‘flagged’’ for potential errors as they are received, based on a combination of proprietary technology and use of the same type of rules engine as many insurance companies. Healthcare providers managing their own claims can edit flagged claims using simple prompts, so a ‘‘cleaner’’ claim can be submitted to the payer. Claim values are determined daily against actual contracts and payment tables, when available, and are adjusted for history and changes in insurance plans. Healthcare providers can know almost exactly how much they will get paid on claims. Also, multiple healthcare provider locations can be connected to capture information earlier and more accurately.

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

We believe that the technology that we deploy offers the following competitive advantages:

•
First In Marketplace: We believe we are one of the first application service providers to offer a fully electronic comprehensive bundled service that provides web-based insurance claims management, billing services and lending services (for both borrowers and lenders). This creates a unique, cost effective advantage in capturing clients and developing brand loyalty.

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

Extensive Compliance Issues: We operate amidst a highly regulated environment. For example, we must operate in accordance with HIPAA, the Financial Holding Company Act and the Gramm Leach Bliley Act. Requirements for handling patient information and claims securely are complex and may serve as a major development challenge to some competitors. Furthermore, we must operate in accordance with state regulations regarding fee-splitting with medical professionals.

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

•
Contract management is critical to maximizing reimbursement. Complying with terms for getting paid on a claim, accurately valuing the claim and monitoring pricing for each contract creates more reliable receivables and more desirable collateral to secure desired loans.

•
Superior Claims Engine: We aggregate the insurance carrier network through the use of a combination of third party and proprietary claims engine functions. This enables healthcare providers to have access to all available insurance carriers for electronic claims handling through a single solution.

•
Module Independence: Many components of our solutions and services can be utilized independently of each other, making different technologies rapidly available, and allowing us to adapt quickly to new client requests.

Industry Analysis

Industry Size:

Healthcare has been called the single largest U.S. industry. According to the Centers for Medicare and Medicaid Services (CMS), it is expected to reach $3.0 trillion plus over the next three years. The National healthcare expenditure projections are produced annually by the Office of the Actuary at the CMS. They are based on historical national health expenditures and a model framework that incorporates actuarial, econometric and judgmental factors. National health expenditures are forecast to reach $3.3 trillion by 2012, growing at a mean annual rate of 7.3%. During this period, health spending is expected to grow 2.5% per year faster than nominal gross domestic product (GDP), so that by 2012 it will constitute approximately 18.8% of GDP compared to its 2000 level of 13.8%.

The general term "Healthcare" encompasses a multitude of products and services. In 2007, CMS forecasted $2.33 trillion in health expenditures, expected to be distributed by type of expenditure as follows:

The source of payment for 2007 expenditures was distributed as follows (source: CMS): Private health insurance: $806.2 billion, Federal: $789.5 billion, out-of-pocket payments: $261.9 billion, state and local: $299.2 billion, and other private funds: $169.0 billion.

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

Claims processing is a chief contributor, since the vast majority of claim transactions require a large amount of manual intervention. Healthcare is unlike many other businesses in that the value of the service is determined retrospectively. This negative aspect of the business becomes more evident and pronounced when coupled with Workers Compensation and Personal Injury medical services, which have additional administrative hurdles to overcome to receive payment. These facts, combined with a paper and manual work dependent system, result in significant inefficiencies in the claims filing, payment and reconciliation process. Our system can greatly reduce these inefficiencies by automating and replacing many manual labor intensive paper-ridden processes with fully electronic processes, which increase the information available to manage and collect outstanding claims. Medical claims processed in the United States escalated from just 5 billion in 1990 to more than 10 billion at the turn of the 21st century and this figure has been steadily increasing. According to the AMA, the average number of claims generated per doctor is 440 claims per month.

Payers realize the importance of moving claim transactions to electronic media through the Internet. From the payers’ perspective, administrative costs could be substantially lowered if claims were submitted electronically and were accurate enough to be adjudicated by a computer system without any requirement for manual intervention and/or resubmission. Payers could also save administrative costs by implementing electronic payment systems, including electronic explanation of payments.

HIPAA requires payers to move to electronic claim transactions and establish format standards. Although payers continue to make significant technology investments to comply, as well as for their own e-commerce objectives, providers are behind in technical expertise and system resources necessary to effect change, and are burdened with paying for systems and processes to become compliant. As HIPAA compliance is now enforceable by fines, the pressure for secure and compliant solutions has become greater than ever.

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

We view this highly inefficient market as our primary opportunity. Our solutions and services can significantly decrease the cost of claims processing for both providers and payers, and can also create a new asset class consisting of claims, against which financial institutions can lend.

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

Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we expect to focus our marketing efforts in geographic areas that contain high concentrations of prospective clients, such as California, Florida, Massachusetts, Texas, New York and New Jersey. Since part of our business involves management and review of healthcare provider contracts with payers, and their contracts tend to be similar by region, we believe that a concentration of marketing efforts in areas with high concentrations of prospective clients will also reduce costs (for example, by reducing processing of repetitive contract pricing and increasing set-up efficiencies for field reps) as well as increasing revenues.

Media Marketing

Our advertising strategy prioritizes spending to facilitate sales goals. We expect to utilize internal and external resources to develop advertising mediums to open the appropriate sales opportunities, which may include the following:

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

Sales Methods

Sales will be generated by conventional methods, which may include direct sales calls, trade shows, seminars, dinners, Webcasts and direct mail. Lead generation will include Internet presence and third party referral sources. We also expect to obtain sales from strategic business alliances.

Revenue Generation

Current Businesses

We expect to generate revenues derived from healthcare providers, their payers and lenders, as well as strategic associates that pay referral fees. Examples include the following:

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

Payer and Clearinghouse Fees: We may be able to charge payers and clearinghouses fees per clean claim submitted, based on achieving minimum volume requirements.

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

New lines of Business

We plan to capitalize on our proven technology and apply it to solving the more complex administrative issues associated with Workers Compensation and Personal Injury claims. We expect to generate new revenue derived from healthcare providers, their payers and lenders, as well as strategic associates who pay referral fees.

Providers can also be charged a percentage of the value or discount fee for every workers’ compensation claim that we process in consideration of administration of the loan or purchases, including settlement and posting, with a minimum monthly fee.

We also plan to generate additional revenues through strategic acquisitions.

Competition

The market for medical claims-related products and services is generally highly competitive and subject to constant change as a result of new product introductions, technological developments and market activities of industry participants. We anticipate competition from a number of public and private companies involved in the business of medical claims transaction processing and solutions, including editing engines, claims management and/or practice management systems, clearinghouses, and medical receivable funding companies. We are also aware that other companies offer products and services with some or many features similar to those that we offer. However, we are not aware of any direct competition that offers in one system the full set of comprehensive features that we offer, including our proprietary combination of automation, batching and real time functionality, especially as it relates to our planned workers’ compensation, durable medical equipment and pharmacy claims services. Some of the various types of services or systems that offer aspects found in the suite of products that we offer include the following:

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

OrthoMart provides an entry level web based practice management system that caters exclusively to workers’ compensation type claims, and does not offer any services for commercial or government claims. We do not believe OrthoMart provides contract-based claims analysis, advance funding or automated account reconciliation functions. Like AthenaHealth, the provision of these solutions offered by OrthoMart and similar competitors would require a significant change in the provider’s office, and continue to rely on the combination of their system tools and office or external resources to perform many critical functions which may be simplified or eliminated by our solutions. Our solutions connect into practice management systems and help enhance and optimize their use by the provider through the performance of functions outside of the office and by not requiring a fundamental change of process and technology in the office.

We believe other practice management systems, such as the EZDME web based solution, cater only to processing durable medical equipment type claims and require the healthcare provider to purchase or subscribe to an array of ‘‘add-on’’ modules to take advantage of a complete package of tools and services. By comparison, our services are packaged as bundled services offering end-to-end solutions. Additionally, these competitors are marketed as an alternative to the healthcare provider’s current billing system. Our products and services are designed to ‘‘plug in’’ to, and work in conjunction with, a healthcare provider’s existing system to simplify and accelerate the means of claims payment.

•
Clearinghouses: A clearinghouse functions primarily as a conduit between a healthcare provider and payer by electronically transmitting claims, or converting claims to paper format when necessary. Currently, there are many clearinghouses in operation and competition is fierce amongst them.

Although many clearinghouses boast about their particular ‘‘claim scrubbing’’ features, these are typically limited to the most basic editing functions, namely validating for format and completeness. Some clearinghouses claim to maintain or access payer specific databases. Such databases allow potential editing enhancements, but not analysis of claims prior to submission. They also are not verifying and fixing claims against specific contracts, rules and fee schedules applicable to the specific provider and particular claim. One advantage clearinghouses do have is their ability to meet the specific data requirements of designated payers. However, we offer this same advantage, by contracting directly with clearinghouses such as Emdeon and including their value added services with our own. The end result is that all the unique features offered by clearinghouses are passed on to our clients, eliminating the need for a healthcare provider’s separate clearinghouse submission and expense.

One competitor, Providerpay.com, claims it will process a healthcare provider’s submissions against payer-specific edits, send the claim on to the payer, advance funds on a line of credit and deposit those funds into the provider’s operating account within two business days. Providerpay.com also claims to process the payment and deposit it to the provider’s account. The healthcare provider may access certain information regarding the history of submitted claims, including claims status.

Providerpay.com’s website states that Providerpay.com is a cooperative effort of P5, Inc. and a bank, and involves technology that may be patent protected or patent pending. Providerpay.com is advertised as ‘‘complete payment solutions’’.

Providerpay.com appears to have some Web-based tools for performing data-based edits, like other clearinghouses, and then funding on a line of credit with a bank. There is no indication the edits are based on actual payer contracts or an outsourced contract management system with automated, batched and/or real time functionality. There is no indication of eligibility, pre-certification or referral analysis. The loan is not advertised as a revolving line of credit, but rather a more conventional type of loan as described below. Similarly, it is unclear Providerpay.com automates/batches reconciliation, settlement and account management for all providers and payers, or posts critical information back to the provider’s practice management system. Rather, its website and published online help documentation seems to indicate the potential for extensive user interaction with its system. This user intervention may include providers performing their own reconciliation and sending and managing claims through multiple sources and clearinghouses. Finally, there is no indication of billing or collection services, either as a separate or integrated feature of their system. Additionally, Providerpay.com’s website does not indicate funding or electronic submission and/or remittance reconciliation for workers’ compensation, durable medical equipment and pharmacy claims.

•
Editing Engines: Some form of ‘‘editing engine’’ is integrated into most practice management or claims management systems, as well as clearinghouses. These engines allow healthcare providers to submit ‘‘cleaner’’ claims to payers, thereby reducing the percentage of rejections, reductions or denials. The significant difference with most editing engines, however, is that the healthcare provider maintains them, which can be costly and time consuming. Our clients do not have to continually monitor and update the rules engine to ensure the proper edits are in place.

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

A bank loan is reflected on a healthcare provider’s balance sheet as a debt, and requires repayment of the debt with cash. Factoring companies actually purchase claims from healthcare providers, creating ‘‘off balance sheet’’ funding. This may seem like an attractive offer and quick solution for healthcare providers; however, it requires selling a claim for a significantly reduced price, as the ‘‘purchase’’ amount is determined to a great extent by the estimated risk and time that it will take for a particular payer to adjudicate or deny payment of the claims, as well as allowing for a substantial discount on the claims, because of the typically significant variation in billing-to-collection ratios experienced by most healthcare providers.

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

Providerpay.com offers a funding service with some features bearing some similarity to ours. Providerpay.com states that it will provide a line of credit within two business days of a claim passing certain claim edits and submitted only through its clearinghouse. Interest, guarantee types, asset security and covered payer claims are undisclosed. Comprehensive integrated claims management and billing solutions do not appear to be offered. Claims must be funded only through its clearinghouse and only with a single bank. Our revolving line of credit capabilities appear more extensive, including in areas critical to the automation and reduction of administrative workload and human intervention, as well as information demanded of a complete claims management and payment solutions for providers and lenders. For instance, all of our solutions and services are designed to work with multiple clearinghouses and lenders.

Despite the increasing business of medical receivable purchasing and/or funding services, we distinguish ourselves by offering a short term (120 days or less) revolving line of credit where the primary security is intended to be the claims receivables and not other provider assets or personal credit. As an asset-based loan, Medicare claims can be leveraged. Since claims are flagged and scrubbed before submission, and are valued against actual payer contracts and rules, valuation is enhanced, risk is reduced and costs of money can be more competitive. Since we can offer to advance funds to healthcare providers in as little as five business days or less from the date of claim submission for payment, coupled with low administrative fees and a proprietary combination of automated or batched reconciliation, posting, settlement, reporting and billing solutions, we believe this service to be a major marketing edge. Our new offerings extend this edge to the very unique workers’ compensation, durable medical equipment and pharmacy claims processing, purchasing and/or funding market.

Competitive Analysis - Feature Comparison Chart

Features	MDwerks	ProviderPay	EMDEON	ATHENA	Orthomart	EZDME
HIPAA Compliant EDI	X	X	X	X		X

Processes commercial and Medicare claims	X	X	X	X

Processes Worker’s Comp and Personal Injury claims	X		X		X	X

Processes DME and Pharmacy claims	X		X		X	X

Electronic claim submission to Medical Insurance companies	X	X	X	X

Electronic claim submission to Causality Insurance companies	X				X	X

Online claim status inquiry	X	X	X	X	X	X

Online patient eligibility verification	X		X	X

Fully managed network Payer Contract Service	X			X

In-depth real-time clinical claim edits and error analysis	X	X		X

Automatic data table updates (CPTs, ICDs, and Fee Schedules)	X		X	X

Advanced reporting and statistical analysis	X			X

Electronic remittance processing (ERA)	X	X	X	X		X

Automatic payment posting and reconciliation	X		X			X

Funding/Purchasing of medical receivables	X	X

Full Web-based platform (ASP)	X	X	X	X	X	X

Full conversion of all paper ERA’s to electronic HIPAA compliant EDI	X

Comprehensive Billing and Collections Service	X			X

History of the Company

After 5 years of research, development and testing with strategic and ‘‘name brand’’ resources, the designer of Xeni Systems’ products, MEDwerks, LLC, substantially completed the initial product development cycle for the products offered by Xeni Systems. The solutions developed by MEDwerks, LLC were tested with 2 doctors and 2 banks. In October of 2003, MEDwerks, LLC ceased operations, due to a lack of continuing operating capital. In October of 2004, substantially all of the assets of MEDwerks, LLC were acquired by Xeni Systems pursuant to a Contribution and Stockholders Agreement (the ‘‘Contribution Agreement’’) in exchange for MEDwerks, LLC receiving approximately a 67% equity interest in Xeni Systems. The purpose of the Contribution Agreement transaction was to launch and market the MDwerks System commercially, utilizing a growth oriented management team of seasoned professionals. Xeni Systems successfully obtained investment and financing of $450,000 and positioned the technology for demonstration and pre-commercial sale.

Xeni Financial was organized in February 2005, to finance providers seeking loans on receivables processed through Xeni Systems. Xeni Billing was organized in March 2005, to provide billing services to providers processing their claims through Xeni Systems.

MDwerks Global Holdings, Inc. was originally formed under the name Global IP Communications, Inc., in October 2003, as a provider of telecommunications products and services. In April 2004, MDwerks Global Holdings, Inc. decided to discontinue its telecommunications business and in December 2004, it decided to focus on a new line of business in the area of providing insurance claims transaction solutions and related services through investment in Xeni Systems. In December 2004, MDwerks Global Holdings, Inc. loaned $250,000 to Xeni Systems in exchange for a promissory note and in early May 2005, MDwerks Global Holdings, Inc. invested another $200,000 into Xeni Systems in exchange for a promissory note. In late May 2005, the Xeni Companies and MDwerks Global Holdings, Inc. determined that a holding company structure with MDwerks Global Holdings, Inc. serving as a holding company and overseeing the business of the Xeni Companies provided certain strategic advantages to the Xeni Companies. In addition, it also provided the Xeni Companies with access to cash held by MDwerks Global Holdings, Inc. to continue to fund the business of the Xeni Companies. As a result, the Xeni Companies became wholly-owned subsidiaries of MDwerks Global Holdings, Inc., pursuant to share exchange agreements between MDwerks and each of the shareholders of the Xeni Companies. Each of the promissory notes issued by Xeni Systems to MDwerks Global Holding, Inc. was cancelled in connection with the share exchange.

Western Exploration, Inc.(later to be known as MDwerks, Inc.) was incorporated in the State of Delaware on July 22, 2003. From then, until November, 2005, it was a resource exploration stage company. In December, 2003, Western Exploration, Inc.. was presented with the opportunity to purchase a property that potentially contains a large resource of limestone. Based on such opportunity, Western Exploration, Inc. carried out research on the limestone market in the province of British Columbia as well as the Pacific Northwest region of the United States. Western Exploration, Inc. was unable to obtain adequate financing to continue its operations as they were conducted and determined to cease operations.

On October 12, 2005, Western Exploration, Inc., MDwerks Global Holdings, Inc. and MDwerks Acquisition Corp., a Florida corporation (‘‘Acquisition Corp.’’), and wholly-owned subsidiary of Western Exploration, Inc., entered into an Agreement of Merger and Plan of Reorganization (the ‘‘Merger Agreement’’) pursuant to which, on November 16, 2005, Acquisition Corp. was merged with and into MDwerks Global Holdings, Inc., with MDwerks Global Holdings, Inc. surviving as a wholly-owned subsidiary of Western Exploration, Inc. (the ‘‘Merger’’). MDwerks, Inc. acquired all of the outstanding capital stock of MDwerks Global Holdings, Inc. in exchange for issuing shares of Common Stock of Western Exploration, Inc. to MDwerks Global Holdings Inc.’s stockholders at a ratio of 0.158074 shares of Common Stock for each share of MDwerks Global Holdings, Inc. common stock outstanding at the effective time of the Merger. Upon the closing of the Merger, we changed our corporate name from ‘‘Western Exploration, Inc.’’ to ‘‘MDwerks, Inc.’’ and succeeded to the business of MDwerks Global Holdings, Inc. as our sole line of business under the direction of MDwerks Global Holdings, Inc.’s management.

In connection with the Merger described above, we completed the closing of a private offering of our securities in which, through December 31, 2005, we sold an aggregate of approximately 64 Units to accredited investors in the Private Placement, pursuant to the terms of a Confidential Private Placement Memorandum dated June 13, 2005, as supplemented. Each Unit consisted of 10,000 shares of common stock and a warrant to purchase 10,000 shares of common stock. Each warrant entitles the holder to purchase 10,000 shares of common stock for $2.50 per share. The Units were offered by Brookshire Securities Corporation, as placement agent, pursuant to a placement agent agreement under which the placement agent, in addition to a percentage of gross proceeds of the Private Placement, received 96,000 shares of common stock and a warrant to purchase up to an aggregate of 64,000 shares of common stock. We realized gross proceeds from the Private Placement of $1,600,000, before payment of commissions and expenses.

On June 28, 2006 we completed a private placement offering of units, pursuant to the terms of a Confidential Private Placement Memorandum dated February 1, 2006. Each unit consisted of one share of Series A Convertible Preferred Stock and a detachable three-year Series A Warrant to purchase twenty thousand (20,000) shares of our common stock at an exercise price of $3.00 per share (‘‘Series A Preferred Units’’). We sold an aggregate of 28.3 Series A Convertible Preferred Units to accredited investors in this private placement. As of December 31, 2007, 26.3 shares of Series A Convertible Preferred Stock had been converted into 526,667 shares of common stock. The Series A Preferred Units were offered by Brookshire Securities Corporation, as placement agent. The placement agent, in addition to a percentage of gross proceeds of the second private placement, received 170,000 shares of common stock and, for nominal consideration, a warrant to purchase up to an aggregate of 56,667 shares of common stock at an exercise price of $1.50 per share. We realized gross proceeds from the second private placement of $1,700,000, before payment of commissions and expenses.

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

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. These notes bore interest at 7% per year, and both interest and principal were paid in full on October 1, 2007.

On August 24, 2006, we received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bore interest at 10% per year, and both interest and principal were paid in full on the January 21, 2007 maturity date

On each of October 20, 2006 and November 9, 2006 we received net proceeds of $2,375,000 for total net proceeds of $4,750,000 in the aggregate in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (”Gottbetter’’). Pursuant to the terms of a Securities Purchase Agreement that we entered into with Gottbetter in connection with the financing, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’).

The Gottbetter Securities Purchase Agreement provides to Gottbetter, for so long as the Senior Notes remain outstanding, a right of first refusal to purchase securities offered by MDwerks, Inc., except for the issuance of Excluded Securities (as defined in the Gottbetter Securities Purchase Agreement). The Gottbetter Securities Purchase Agreement also contains restrictions against issuing shares of our Common Stock for a price per share that is less than the price at which our Common Stock is traded on any national exchange or market. This restriction also covers the issuance of convertible securities with an exercise or conversion price that is lower than the price at which our Common Stock is traded on any national exchange or market.

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default, unpaid principal and interest due under the Senior Notes, as amended, will become due and payable on January 1, 2011. The Senior Notes require monthly principal payments until the January 1, 2011 maturity date. The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default. Events of default include, but are not limited to,: (i) the failure to keep the registration statement covering shares underlying the Senior Notes, the Series D Warrants and the Series E Warrants effective, as required by the Registration Rights Agreement that we entered into with Gottbetter; (ii) suspension from trading on the OTC Bulletin Board; (iii) failure to timely deliver shares in the event the Senior Notes are converted; (iv) failure to reserve adequate shares for conversion of the Senior Notes; (v) failure to pay principal, interest or late charges when due; (vi) any default in the payment of other indebtedness in excess of $250,000; (vii) bankruptcy events; and (viii) judgments against us in excess of $250,000.

The Senior Notes also provide that in the event of a Change of Control (as defined in the Senior Notes), the holder may require that such holder's Senior Note be redeemed at the Change of Control Redemption Price (as defined in the Senior Notes). The Change of Control Redemption Price includes certain premiums in the event a Senior Note is redeemed in the event of a Change of Control.

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

The Series E Warrants, as amended, are exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series E Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series E Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series E Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series E Warrants.

We entered into a Security Agreement with Gottbetter . The Security Agreement, as amended, provides for a lien in favor of Gottbetter on all of our assets except for certain assets of our subsidiary, Xeni Financial.

Our subsidiaries entered into a Guaranty Agreement with Gottbetter, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

We also entered into a Registration Rights Agreement and amendments thereto with Gottbetter. Pursuant to the amended Registration Rights Agreement, we included in our registration statement that was declared effective on December 7, 2006, 2,777,778 shares underlying the Senior Notes. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

On August 31, 2007 we received net proceeds of $250,000 in connection with a financing provided by Vicis Capital Master Fund (“Vicis”), an unaffiliated accredited. In connection with the financing, we issued a 31-day Convertible Note to Vicis in the original principal amount of $250,000 (the “Vicis Convertible Note”).

On September 28, 2007 we received net proceeds of $1,633,190, after repayment of the Vicis Convertible Note, interest and closing expenses, in connection with a financing provided by Vicis. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share.

The following are summary descriptions of the material agreements entered into in connection with the transaction described above and such descriptions are qualified in its entirety by reference to the full agreements filed either as exhibits hereto or previous SEC filings.

Securities Purchase Agreement

The Securities Purchase Agreement provided for the sale of (i) 200 shares of Series B Preferred Stock (ii) Series F Warrants to purchase an aggregate of 1,500,000 shares of Common Stock and (iii) Series G Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. Pursuant to the Securities Purchase Agreement, the aggregate purchase price for the Series B Preferred Stock, the Series F Warrants and the Series G Warrants was $2 million. Payment was made by $1,691,445 in cash, the conversion of $251,555 in principal and interest of the Vicis Convertible Note and deduction of certain closing expenses.

The Securities Purchase Agreement provides to Vicis, for a period of eighteen months after the closing date, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us.

The Securities Purchase Agreement contains certain restrictions on our ability to: (i) declare dividends; (ii) reclassify, combine or reverse split our Common Stock; (iii) incur liens; (iii) incur certain types of indebtedness; (iv) issue classes of securities senior to, or pari passu with, the Series B Preferred Stock; (v) liquidate or sell a substantial portion of our assets; (vi) enter into transactions that would result in a Change of Control (as defined in the Securities Purchase Agreement); (vi) amend our charter documents in a way that adversely affects the rights of Vicis; (vii) except through Xeni Financial, make loans to, or advances or guarantee the obligations of, third parties; (viii) make intercompany transfers; (ix) engage in transactions with officers, directors, employees or affiliates; (x) divert business to other business entities; (xi) make investments in securities or evidences of indebtedness (excluding of loans made by Xeni Financial) in excess of $250,000 in a calendar year; and (xii) file registration statements.

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

The Securities Purchase Agreement also contains customary representations, warranties, covenants and indemnification provisions for transactions of the type entered into between the Company and Vicis.

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

Holders of Series B Preferred Stock have the option to require us to redeem shares of Series B Preferred Stock in the event of a Change of Control (as defined in the Certificate of Designations).

Holders of Series B Preferred Stock are entitled to vote on matters submitted to our stockholders as if the Series B Preferred Stock had been converted into shares of Common Stock pursuant to the terms of the Certificate of Designations. To the extent the holders of Series B Preferred Stock are required to vote separately, as a class, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock will be required to approve the matter to be voted upon.

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

Series G Warrants

The Series G Warrants are exercisable at a price of $2.50 per share for a period of seven years from the date of issuance, with the same provisions as the Series F warrants.

Security Agreement

We, along with our subsidiaries MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Security Agreements with Vicis. The Security Agreements provide for liens in favor of Vicis on all of our assets, including the assets of each of our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp.

Guaranty Agreement

Our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Guaranty Agreements with Vicis, pursuant to which they have agreed to unconditionally guaranty our obligations under the Series B Preferred Stock and the documents entered into by us in connection with the sale of the Series B Preferred Stock.

Registration Rights Agreement

We entered into a Registration Rights Agreement with Vicis. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock, the Series F Warrants and the Series G Warrants within 365 calendar days after the closing date. We are required to cause such registration statement to become effective on or before the date which is 485 calendar days after the filing of such registration statement. In addition to it being an event of default under the Securities Purchase Agreement, if we fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 2% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that the registration statement is not filed or effective, as the case may be. The cash penalty is limited to 15% of the aggregate stated value of the Series B Preferred Stock.

The Registration Rights Agreement also provides for piggyback registration rights.

Amendment, Consent & Waiver Agreement

In connection with the transactions described above, we entered into a Consent and Waiver Agreement with Gottbetter (the “Consent and Waiver Agreement”), whereby, among other things: (i) Gottbetter consented to the transactions described above, (ii) Gottbetter agreed to delay, until February 1, 2008, principal payments under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on October 19, 2006 (the “October Note”) and under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on November 9, 2006 (the “November Note”), (iii) Gottbetter agreed that its right of first refusal with respect to subsequent financings will be on a pro rata, pari passu basis with Vicis and (v) Gottbetter released its security interest in certain collateral of Xeni Financial.

Also in connection with the transactions described above, the conversion price of the Gottbetter Series E Warrants were reduced to $2.25 per share subject to further adjustment, and the number of Warrant Shares for which such warrants may be exercised were increased to 541,666 and 2/3 shares subject to further adjustment.

In consideration of Gottbetter entering into the Consent and Waiver Agreement, we issued to Gottbetter additional Series D Warrant to purchase 500,000 shares of our Common Stock.

Amended & Restated Notes

In order to memorialize the extension of the principal payment date to February 1, 2008 in the October Note and the November Note, we issued to Gottbetter an amended and restated October Note and an amended and restated November Note.

On December 3, 2007 we received net proceeds of $575,000 in connection with a financing provided by Vicis. In connection with the financing, we issued a Convertible Note to Vicis in the original principal amount of $575,000 (the “Note”). The Note bears interest at the rate of 8% per year. Subject to certain prepayment provisions, unpaid principal and interest due under the Note will become due and payable on December 2, 2008.

On January 18, 2008, we received net proceeds of $500,000 in connection with a financing provided by Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued to Vicis 50 shares of Series B Preferred Stock, a Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock at a price of $2.50 per share.

The Securities Purchase Agreement, dated January 18, 2008, by and between Vicis and us (the “January Securities Purchase Agreement”) provided that our obligations to Vicis under the Series B Preferred Stock, the January Securities Purchase Agreement and the various transaction documents entered into in connection with the January Securities Purchase Agreement (the “January Transaction Documents”) are secured by a lien on all of our assets pursuant to the Security Agreement, dated September 28, 2007, between us and Vicis.

The January Securities Purchase Agreement further provided that our obligations under the Series B Preferred Stock, the January Securities Purchase Agreement and the January Transaction Documents are guaranteed by each of our subsidiaries pursuant to the terms of the Guaranty Agreements previously entered into between Vicis and each of our subsidiaries in September 2007.

The January Securities Purchase Agreement also provided that the guaranty obligations of our subsidiaries in connection with the January Securities Purchase Agreement and the January Transaction Documents are secured by the liens on all of the assets of each our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp., created pursuant to the Security Agreements, previously entered into by and between our subsidiaries and Vicis in September 2007.

In connection with the sale of the Series B Preferred Stock, we amended the Registration Rights Agreement previously entered into, by and between Vicis and us in September 2007, pursuant to which we agreed, in addition to registering the securities previously covered by such Registration Rights Agreement, to register for resale, the shares of our common stock into which the Series B Preferred Stock sold pursuant to the January Securities Purchase Agreement is convertible and the shares of our common stock for which the Series F Warrants and the Series G Warrants sold pursuant to the January Securities Purchase Agreement are exercisable.

On March 1, 2008, the Company and Gottbetter amended the Senior Notes to extend the maturity date of the Senior Notes to January 1, 2011 and delay principal payments until March 1, 2008, if the Company is able to secure additional financing by March 31, 2008. If the Company is unable to secure additional financing by March 31, 2008, the amendment to the Senior notes will be void and of no force and effect. In consideration of the amendment to the Senior Notes, if we are able to obtain at least $5,000,000 in additional financing, MDwerks, Inc. will issue to Gottbetter 2,000,000 warrants at an exercise price to be determined at the time of the financing. We are in discussions with Vicis regarding the provision of additional financing.

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

Patient Payment Solutions, Inc. is a corporation organized under the laws of the State of Florida, originally formed on May 30, 2007.

Our principal executive office is located at Windolph Center, Suite I, 1020 NW 6th Street, Deerfield Beach, Florida 33442 and our telephone number is (954) 389-8300. Our website address is www.mdwerks.com.

Employees

We employ approximately 16 people who devote their full business time to our activities and 1 person who devotes some of their business time to our activities.

Intellectual Property

A United States patent application regarding certain aspects of our systems was filed by our predecessor, MEDwerks, LLC, on April 15, 2002. The US Patent Office has recently issued an office action indicating that it will not allow a patent based upon our current claims. Our patent counsel, DLA Piper US LLP is in the process of modifying our patent application claims based upon the US Patent Office's action and will submit a response to the office action. If the response from the US Patent Office to our modified claims is unfavorable or only partially successful, the process may be extended up to 3 years and we could incur substantial expenses in prosecuting the patent. We plan to undertake prosecution of the patent filing to conclusion, if practical and economical.

Properties

The Company sub-leased its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the year ended December 31, 2007 was $83,772. On February 1, 2008, the Company was assigned the master lease and a 5-year lease option was exercised which extends the master lease until June 2013.

Government Regulation

See Risk Factors - ‘‘We are subject to substantial government regulations.’’

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

Because we have had a limited operating history, it is difficult to accurately forecast our revenues and expenses. Additionally, our operations will continue to be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation. As with any investment in a company with a limited operating history, ownership of our securities may involve a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his or her investment.

We have historically incurred net losses and may not be profitable in the future. In addition, we intend to continue to spend resources on maintaining and strengthening our business and this may cause our operating expenses to increase and operating results to decrease.

Our net loss attributable to common shareholders for the year ended December 31, 2007 was $9,882,330 and since our inception, our accumulated deficit as of December 31, 2006 was $36,490,240. We expect to continue to incur additional substantial operating and net losses for the foreseeable future. The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market products and services that would be widely accepted by potential users of such products and services at prices that will yield a profit. If our products and services cannot be commercially developed and launched, and do not achieve or sustain broad market acceptance we will not achieve sufficient revenues to continue to operate our business.

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

As of December 31, 2007, we had a cash balance of $320,903. The amount of cash available to us will be insufficient for us to service our current indebtedness and implement our business plan as anticipated and will require us to seek additional debt or equity financing in the near future, as we will be unable to generate sufficient cash flow from our operations. As our business develops, we will need to raise capital through the incurrence of additional long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions in order to complete further investments. This could result in dilution of existing equity positions, increased interest expense, decreased net income and diminished shareholder’s value. In addition, significant capital requirements associated with such investments may impair our ability to pay dividends (although we do not anticipate paying any dividends on common stock in the foreseeable future) or interest on indebtedness or to meet our operating needs. There can be no assurance that acceptable financing for future investments can be obtained on suitable terms, if at all. If we do not raise additional capital, we may cease to operate as a going concern.

Competition from providers of similar products and services could adversely affect our revenues and financial condition.

We compete in a rapidly evolving, highly competitive and fragmented market. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the medical transactions processing, billing, payment and financing industry include effective marketing and sales, brand recognition, product quality, ease of product use, niche marketing and segmentation and value propositions. Competitive factors also include the features, functionality and cost of product and services. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services on more attractive terms or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in fee reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors will result in less revenue and have a material adverse effect on our business, operating results and financial condition.

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

A United States patent application regarding certain aspects of our systems was filed by our predecessor, MEDwerks, LLC, on April 15, 2002. The US Patent Office has recently issued an office action indicating that it will not allow a patent based upon our current claims. Our patent counsel, DLA Piper US LLP is in the process of modifying our patent application claims based upon the US Patent Office's action and will submit a response to the office action. If the response from the US Patent Office to our modified claims is unfavorable or only partially successful, the process may be extended up to 3 years and we could incur substantial expenses in prosecuting the patent. We plan to undertake prosecution of the patent filing to conclusion, if practical and economical.

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

Our medical billing, lending and collection activities are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide lending, billing and collection services. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Some of these laws may carry strict liability provisions that impose responsibilities and liabilities on us without any wrongdoing or negligence on our part.

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

We will rely upon third parties to provide data elements to process electronic medical claims in a HIPAA compliant format. While we believe we will be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there can be no assurance that third parties, including healthcare providers and payers, will likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. We have made and expect to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require us to make investments in new products or charge higher prices.

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

•
If a healthcare client were to default on its loan, we may be unable to invoke our rights to pledged receivables directly as the law prohibits the initial payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, a court order would be needed to enforce collection directly against these governmental payers or re-direction of accounts, set-offs or other disposition of payments received by providers on government claims that have not been forwarded to the lockbox. There is no assurance that we would be successful in obtaining this type of court order.

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

In addition, certain private reform efforts have been instituted throughout the healthcare industry, including the capitation of certain healthcare expenditures. Capitation is the pre-payment of certain healthcare costs by third-party payers (typically health maintenance organizations and other managed healthcare concerns), based upon a predetermined monthly fee for the aggregate patient lives under any given healthcare provider's care. The healthcare provider then provides healthcare to such patients when and as needed, and assumes the risk that its prepayments will cover its costs and provide a profit for all of such services rendered. Since capitation essentially reduces or eliminates clients' need for claims management solutions and/or accounts receivable that are the primary source of payment for our financed receivables, capitation could materially adversely affect our business, operating results and financial condition.

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

We are a publicly traded company, and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of the Company’s financial results, business activities and other matters. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders, which we estimate will be approximately $250,000 per year, will cause our expenses to be higher than they would be if we were privately-held. In addition, the Company incurred estimated expenses of approximately $100,000 in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock required to be registered pursuant to the Company’s undertaking to file a registration statement as described herein. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Failure by the Company to comply with the federal or state securities laws could result in private or governmental legal action against the Company and/or its officers and directors, which could have a detrimental effect on the business and finances of the Company, the value of the Company’s stock and the ability of stockholders to resell their stock.

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

The Company sub-leased its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the year ended December 31, 2007 was $83,772. On February 1, 2008, the Company was assigned the master lease and a 5-year lease option was exercised which extends the master lease until June 2013.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the OTC Bulletin Board since November 16, 2005 under the symbol MDWK.OB. Prior to that date, there was no active market for our Common Stock. As of March 24, 2008, there were approximately 332 holders of record of our Common Stock.

The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by the OTC Bulletin Board.

	High	Low
Fiscal Year 2006
First Quarter	$4.25	$2.40
Second Quarter	5.00	2.45
Third Quarter	4.25	2.60
Fourth Quarter	3.60	1.16

Fiscal Year 2007
First Quarter	$1.50	$0.47
Second Quarter	1.30	0.35
Third Quarter	1.55	0.60
Fourth Quarter	0.74	0.35

Fiscal Year 2008
First Quarter (through March 24, 2008)	$1.20	$0.38

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

Sales of Unregistered Securities

The securities issued by the Company upon the consummation of the Merger discussed in the ‘‘BUSINESS - History of the Company’’ section of this Annual Report on Form 10-KSB were not registered under the Securities Act of 1933, as amended. At the effective time of the Merger, each outstanding share of common stock of MDwerks Global Holdings, Inc. was converted into the right to receive 0.158074 shares of the Company’s common stock. At the effective time of the Merger, approximately 59,162,000 shares of MDwerks Global Holdings, Inc. shares of common stock were outstanding and no options or warrants to purchase shares of MDwerks Global Holdings, Inc. common stock were outstanding. As a result of the Merger, the approximately 59,162,000 shares of common stock of MDwerks Global Holdings, Inc. that were outstanding were exchanged for approximately 9,352,000 shares of common stock of the Company. Set forth below is a list of shareholders who received shares of common stock in connection with such merger and the number of shares they received:

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

Name	Amount Paid for Units	Number of Units Purchased
Arrowhead Consultants, Inc.	$149,500	5.98
Constantine G. Barbounis	$50,000	2
Brookshire Securities Corp.	$17,000	0.68
Daniel R. Brown	$25,000	1
Jason Clarke / Tanya Clarke (T/E)	$25,000	1
Donia Hachem Revocable Trust	$50,000	2
Ronald Hankins	$22,000	0.88
Philip J. Hempleman	$100,000	4
Roger Hermes	$25,000	1
Domenico Iannucci	$250,000	10
Carlos A. Jimenez	$25,000	1
Carlos A. Jimenez and Jason M. Beccaris	$25,000	1
JTP Holdings, LLC	$25,000	1
Dr. Irving Karten	$25,000	1
Rosemarie Manchio	$25,000	1
Daniel J. O'Sullivan	$100,000	4
Eric W. Penttinen	$25,000	1
Jonathan J. Rotella	$25,000	1
SCG Capital LLC	$300,000	12
Todd Snyder	$50,000	2
Thomas S. Stephens	$12,500	0.5
Jamie Toddings	$25,000	1
Alphonse Tribuiani	$25,000	1
Roger Walker	$25,000	1
Todd Wiseberg	$50,000	2
Jon R. Zimmerman	$50,000	2
Robert E. Zimmerman	$75,000	3

On June 28, 2006 we completed a private placement offering of Units consisting of one share of Series A Convertible Preferred Stock and a three-year warrant to purchase up to 20,000 shares of our common stock at a purchase price of $3.00 per share. We sold an aggregate of 28.3 Units to accredited investors pursuant to the terms of a confidential private placement memorandum, dated February 1, 2006, used in connection with this offering. As of December 31, 2007, 26.3 shares of Series A Convertible Preferred Stock had been converted into 526,667 shares of common stock. The Units were offered by Brookshire Securities Corporation as placement agent. The placement agent received $170,000 in cash and 170,000 shares of our common stock and, for nominal consideration, a warrant to purchase up to an aggregate of 56,667 shares of our common stock at a purchase price of $1.50 per share. We realized gross proceeds from this private placement of $1,700,000 before payment of commissions and expenses. The private placement was made solely to ‘‘accredited investors,’’ as that term is defined in Regulation D under the Securities Act of 1933. The shares of Series A Convertible Preferred Stock and warrants to purchase shares of common stock were not registered under the Securities Act of 1933, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration offered by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws. Set forth below is a list of purchasers in this private placement and the number of Units purchased:

Name	Amount Paid for Units	Number of Units Purchased
RAJ Investments Limited Liability Partnership	$60,000	1
Daniel J. O'Sullivan	$120,000	2
Kevin William Walker	$60,000	1
Frank V. Cappo	$120,000	2
Rick A. Bennett	$60,000	1
Rion Needs	$60,000	1
J. Joseph Levine	$60,000	1
Terence Smith	$60,000	1
Tim Johnson	$60,000	1
Joe Sparieino	$60,000	1
Scott McNair	$50,000	0.8333
Gerald F. Huepel, Jr.	$50,000	0.8333
Louise E. Rehling Tr. Dated 3/9/00	$25,000	0.4167
PH D Investments I, LP	$150,000	2.5
Kevin & Brenda Narcomey	$50,000	0.8333
Daniel Craig Sager	$25,000	0.4167
CH Medical PSP	$75,000	1.25
Joseph Lewin	$60,000	1
Joe & Carolyn Hubbard, JTWROS	$60,000	1
John R. Harrison	$60,000	1
Melvin C. Sanders	$60,000	1
Randy Bean Revocable Trust 2/21/05	$30,000	0.5
C. Edward White, Jr./Brenda R. Fortunate, JTWROS	$60,000	1
James W. Lees	$75,000	1.25
M. Michael Anderson	$60,000	1
Sharon Sootin	$90,000	1.50

Institutional Financings

On each of October 20, 2006 and November 9, 2006 we received net proceeds of $2,375,000 for total net proceeds of $4,750,000 in the aggregate in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (”Gottbetter’’). Pursuant to the terms of a Securities Purchase Agreement that we entered into with Gottbetter in connection with the financing, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’).

The following are summary descriptions of the material agreements entered into in connection with the transaction described above and such descriptions are qualified in their entirety by reference to the full agreements filed either as exhibits hereto or previous SEC filings.

Securities Purchase Agreement

The Gottbetter Securities Purchase Agreement provides to Gottbetter, for so long as the Senior Notes remain outstanding, a right of first refusal to purchase securities offered by MDwerks, Inc., except for the issuance of Excluded Securities (as defined in the Gottbetter Securities Purchase Agreement). The Gottbetter Securities Purchase Agreement also contains restrictions against issuing shares of our Common Stock for a price per share that is less than the price at which our Common Stock is traded on any national exchange or market. This restriction also covers the issuance of convertible securities with an exercise or conversion price that is lower than the price at which our Common Stock is traded on any national exchange or market.

Senior Notes

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default, unpaid principal and interest due under the Senior Notes, as amended, will become due and payable on January 1, 2011. The Senior Notes require monthly principal payments until the January 1, 2011 maturity date The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default. Events of default include, but are not limited to,: (i) the failure to keep the registration statement covering shares underlying the Senior Notes, the Series D Warrants and the Series E Warrants effective, as required by the Registration Rights Agreement that we entered into with Gottbetter; (ii) suspension from trading on the OTC Bulletin Board; (iii) failure to timely deliver shares in the event the Senior Notes are converted; (iv) failure to reserve adequate shares for conversion of the Senior Notes; (v) failure to pay principal, interest or late charges when due; (vi) any default in the payment of other indebtedness in excess of $250,000; (vii) bankruptcy events; and (viii) judgments against us in excess of $250,000.

The Senior Notes also provide that in the event of a Change of Control (as defined in the Senior Notes), the holder may require that such holder's Senior Note be redeemed at the Change of Control Redemption Price (as defined in the Senior Notes). The Change of Control Redemption Price includes certain premiums in the event a Senior Note is redeemed in the event of a Change of Control.

Series D Warrants

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

Series E Warrants

The Series E Warrants, as amended, are exercisable at a price of $2.25 per share for a period of five years from the date of issuance. The Series E Warrants may be exercised on a cashless basis. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series E Warrants, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series E Warrants, issuances of convertible securities with a conversion price below the exercise price of the Series E Warrants.

Security Agreements

We entered into a Security Agreement with Gottbetter. The Security Agreement, as amended, provides for a lien in favor of Gottbetter on all of our assets except for certain assets of our subsidiary, Xeni Financial.

Guaranty Agreements

Our subsidiaries entered into a Guaranty Agreement with Gottbetter, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

Registration Rights Agreement

We also entered into a Registration Rights Agreement and amendments thereto with Gottbetter. Pursuant to the amended Registration Rights Agreement, we included in our registration statement that was declared effective on December 7, 2006, 2,777,778 shares underlying the Senior Notes. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

Gottbetter is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act. None of the Senior Note, the Series D Warrants, the Series E Warrants or the shares of our common stock underlying such securities were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. We made this determination based on the representations of Gottbetter, which included, in pertinent part, that Gottbetter is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that Gottbetter was acquiring the Senior Notes, the Series D Warrants and the Series E Warrants for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, and that Investor understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

On August 31, 2007 we received net proceeds of $250,000 in connection with a financing provided by Vicis Capital Master Fund (“Vicis”), an unaffiliated accredited investor. In connection with the financing, we issued a 31-day Convertible Note to Vicis in the original principal amount of $250,000 (the “Vicis Convertible Note”).

On September 28, 2007 we received net proceeds of $1,633,190, after repayment of the Vicis Convertible Note, interest and closing expenses in connection with a financing provided by Vicis. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share.

Vicis is an ‘‘accredited investor,’’ as defined in Regulation D under the Securities Act of 1933, as amended, or the Securities Act. None of the Senior Note, the Series D Warrants, the Series E Warrants or the shares of our common stock underlying such securities were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. We made this determination based on the representations of Vicis, which included, in pertinent part, that Vicis is an ‘‘accredited investor’’ within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that Vicis was acquiring the Senior Notes, the Series D Warrants and the Series E Warrants for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, and that Investor understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

The following are summary descriptions of the material agreements entered into in connection with the transaction described above and such descriptions are qualified in its entirety by reference to the full agreements filed either as exhibits hereto or previous SEC filings.

Securities Purchase Agreement

The Securities Purchase Agreement provided for the sale of (i) 200 shares of Series B Preferred Stock (ii) Series F Warrants to purchase an aggregate of 1,500,000 shares of Common Stock and (iii) Series G Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. Pursuant to the Securities Purchase Agreement, the aggregate purchase price for the Series B Preferred Stock, the Series F Warrants and the Series G Warrants was $2 million. Payment was made by $1,691,445 in cash, the conversion of $251,555 in principal and interest of the Vicis Convertible Note and deduction of certain closing expenses.

The Securities Purchase Agreement provides to Vicis, for a period of eighteen months after the closing date, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us.

The Securities Purchase Agreement contains certain restrictions on our ability to: (i) declare dividends; (ii) reclassify, combine or reverse split our Common Stock; (iii) incur liens; (iii) incur certain types of indebtedness; (iv) issue classes of securities senior to, or pari passu with, the Series B Preferred Stock; (v) liquidate or sell a substantial portion of our assets; (vi) enter into transactions that would result in a Change of Control (as defined in the Securities Purchase Agreement); (vi) amend our charter documents in a way that adversely affects the rights of Vicis; (vii) except through Xeni Financial, make loans to, or advances or guarantee the obligations of, third parties; (viii) make intercompany transfers; (ix) engage in transactions with officers, directors, employees or affiliates; (x) divert business to other business entities; (xi) make investments in securities or evidences of indebtedness (excluding of loans made by Xeni Financial) in excess of $250,000 in a calendar year; and (xii) file registration statements.

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

The Securities Purchase Agreement also contains customary representations, warranties, covenants and indemnification provisions for transactions of the type entered into between the Company and Vicis.

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

Holders of Series B Preferred Stock have the option to require us to redeem shares of Series B Preferred Stock in the event of a Change of Control (as defined in the Certificate of Designations).

Holders of Series B Preferred Stock are entitled to vote on matters submitted to our stockholders as if the Series B Preferred Stock had been converted into shares of Common Stock pursuant to the terms of the Certificate of Designations. To the extent the holders of Series B Preferred Stock are required to vote separately, as a class, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock will be required to approve the matter to be voted upon.

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

Series G Warrants

The Series G Warrants are exercisable at a price of $2.50 per share for a period of seven years from the date of issuance, with the same provisions as the Series F warrants.

Security Agreement

We, along with our subsidiaries MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Security Agreements with Vicis. The Security Agreements provide for liens in favor of Vicis on all of our assets, including the assets of each of our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp.

Guaranty Agreement

Our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Guaranty Agreements with Vicis, pursuant to which they have agreed to unconditionally guaranty our obligations under the Series B Preferred Stock and the documents entered into by us in connection with the sale of the Series B Preferred Stock.

Registration Rights Agreement

We entered into a Registration Rights Agreement with Vicis. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock, the Series F Warrants and the Series G Warrants within 365 calendar days after the closing date. We are required to cause such registration statement to become effective on or before the date which is 485 calendar days after the filing of such registration statement. In addition to it being an event of default under the Securities Purchase Agreement, if we fail to file such registration statement in the time frame required, fail to cause it to become effective in the time frame required, or fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 2% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that the registration statement is not filed or effective, as the case may be. The cash penalty is limited to 15% of the aggregate stated value of the Series B Preferred Stock.

The Registration Rights Agreement also provides for piggyback registration rights.

Amendment, Consent & Waiver Agreement

In connection with the transactions described above, we entered into a Consent and Waiver Agreement with Gottbetter (the “Consent and Waiver Agreement”), whereby, among other things: (i) Gottbetter consented to the transactions described above, (ii) Gottbetter agreed to delay, until February 1, 2008, principal payments under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on October 19, 2006 (the “October Note”) and under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on November 9, 2006 (the “November Note”), (iii) Gottbetter agreed that its right of first refusal with respect to subsequent financings will be on a pro rata, pari passu basis with Vicis and (v) Gottbetter released its security interest in certain collateral of Xeni Financial.

Also in connection with the transactions described above, the conversion price of the Gottbetter Series E Warrants were reduced to $2.25 per share subject to further adjustment, and the number of Warrant Shares for which such warrants may be exercised were increased to 541,666 and 2/3 shares subject to further adjustment.

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

On December 3, 2007 we received net proceeds of $575,000 in connection with a financing provided by Vicis. In connection with the financing, we issued a Convertible Note to Vicis in the original principal amount of $575,000 (the “Note”). The Note bears interest at the rate of 8% per year. Subject to certain prepayment provisions, unpaid principal and interest due under the Note will become due and payable on December 2, 2008.

On January 18, 2008, we received net proceeds of $500,000 in connection with a financing provided by Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued 50 shares of Series B Preferred Stock, a seven year Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock at a price of $2.50 per share.

The Securities Purchase Agreement, dated January 18, 2008, by and between Vicis and us (the “January Securities Purchase Agreement”) provides that our obligations to Vicis under the Series B Preferred Stock, the January Securities Purchase Agreement and the various transaction documents entered into in connection with the January Securities Purchase Agreement (the “January Transaction Documents”) are secured by a lien on all of our assets pursuant to the Security Agreement, dated September 28, 2007, between us and Vicis.

The January Securities Purchase Agreement further provides that our obligations under the Series B Preferred Stock, the January Securities Purchase Agreement and the January Transaction Documents are guaranteed by each of our subsidiaries pursuant to the terms of the Guaranty Agreements previously entered into between Vicis and each of our subsidiaries in September, 2007.

The January Securities Purchase Agreement also provides that the guaranty obligations of our subsidiaries in connection with the January Securities Purchase Agreement and the January Transaction Documents are secured by the liens on all of the assets of each our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp., created pursuant to the Security Agreements, previously entered into by and between our subsidiaries and Vicis in September, 2007.

In connection with the sale of the Series B Preferred Stock, we amended the Registration Rights Agreement, previously entered into, by and between Vicis and us in September 2007, pursuant to which we agreed, in addition to registering the securities previously covered by such Registration Rights Agreement, to register for resale, the shares of our common stock into which the Series B Preferred Stock sold pursuant to the January Securities Purchase Agreement is convertible and the shares of our common stock for which the Series F Warrants and the Series G Warrants sold pursuant to the January Securities Purchase Agreement are exercisable.

On March 1, 2008, the Company and Gottbetter amended the Senior Notes to extend the maturity date of the Senior Notes to January 1, 2011 and to delay principal payments until March 1, 2008, if the Company is able to secure additional financing by March 31, 2008. If the Company is unable to secure additional financing by March 31, 2008, the amendment to the Senior Notes will be void and of no force and effect. In consideration of the amendment to the Senior Notes, if the Company is able to obtain at least $5,000,000 in additional financing, MDwerks, Inc. will issue to Gottbetter 2,000,000 warrants at an exercise price to be determined at the time of the financing. We are in discussions with Vicis regarding the provision of additional financing.

Loans from Unaffiliated Third Parties

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. These notes bore interest at 7% per year, and both interest and principal were paid in full on October 1, 2007.

On August 24, 2006, we received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bore interest at 10% per year, and both interest and principal were paid in full on the January 21, 2007 maturity date.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

There is no major hardware or software investment required to use the Company’s Web-based systems. All transactions are designed to comply with HIPAA.

We offer our services to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors, by using internal and external resources. Internal resources consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources consist primarily of independent sales representatives as well as channel associates such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts. Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we are focusing our initial marketing efforts in geographic areas such as California, Florida, Massachusetts, Texas, New York and New Jersey, which contain high concentrations of prospective clients.

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

Revenues derived from fees related to claims and contract management services are generally recognized when services are provided to the customer. We provide advance funding for medical claims and term loan services to unaffiliated healthcare providers. These arrangements typically require us to advance funds to these unaffiliated healthcare providers (our customers) in exchange for liens on the receivables related to invoices remitted to their clients for services performed. The advances are generally repaid through the remittance of payments of receivables by their payers directly to us. We may withhold from these advances interest, a fee charged in consideration of administration of advance funding and loans and other charges as well as the amount of receivables relating to prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned and are calculated on a daily basis.

Revenues derived from fees related to billing and collection services are generally recognized when the customer's accounts receivable are collected. Revenues from implementation fees are generally recognized over the term of the customer agreement. Revenues derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Results of Operations

For the Year Ended December 31, 2007 Versus Year Ended December 31, 2006

Revenue

For the year ended December 31, 2007, we recorded total revenue of $577,251. Of this total, we recorded service fee revenue of $470,149, accounting for 81.4% of total revenue and financing income of $107,102, accounting for 18.6% of total revenue. For the year ended December 31, 2006, we recorded total revenue of $427,778. Of this total, we recorded service fee revenue of $355,429, accounting for 83.1% of total revenue and financing income of $72,349, accounting for 16.9% of total revenue.

Operating Expenses

Our operating expenses decreased for the year ended December 31, 2007 from the year ended December 31, 2006 as a result of reduced compensation and selling, general and administrative expenses.

For the year ended December 31, 2007, total operating expenses were $8,022,031 as compared to $9,036,301 for the year ended December 31, 2006, a decrease of $1,014,270. Included in this decrease for the year ended December 31, 2007 are the following:

1.
We recorded compensation expense of $5,286,985 for the year ended December 31, 2007 as compared to $5,732,372 for the year ended December 31, 2006. This $445,387 decrease was attributable to non-cash compensation expense for stock option grants during 2007 in the amount of $3,196,046 as compared to $3,911,640 in 2006. We expect cash and non-cash compensation expense to increase as we hire additional administrative, sales and technical personnel and record the expense of both current and future stock option grants; and

2.
Consulting expense amounted to $760,284 for the year ended December 31, 2007 as compared to $943,500 for the year ended December 31, 2006, a decrease of $183,216, or 19.4%. This decrease resulted from a lower costs in 2007 associated with obtaining financing as opposed to 2006 and the transferring of outside business development consultant expense to compensation expense due to the hiring of new employees.

3.
Professional fees amounted to $411,917 for the year ended December 31, 2007 as compared to $358,969 for the year ended December 31, 2006, an increase of $52,948, or 14.8%. This expense was attributable to an increase in our legal fees related to additional SEC filings, the Series B Preferred Stock offering, and other corporate matters; and

4.
Selling, general and administrative expenses were $1,562,845 for the year ended December 31, 2007 as compared to $2,001,460 for the year ended December 31, 2006, a decrease of $438,615, or 21.9%. This decrease resulted from the reduction of outside sales consultants, a decrease in investor relations costs in the current year and a loss on notes payable conversions in the prior year for which there is no comparable expense in 2007.

For the years ended December 31, 2007 and 2006, selling, general and administrative expenses consisted of the following:

	2007	2006
Sales commissions	$68,849	$201,674
Advertising and promotion	92,899	196,750
Employee benefits and payroll taxes	385,679	333,601
Other selling, general and administrative	1,015,418	1,269,435
	$1,562,845	$2,001,460

Other Income (Expenses)

For the year ended December 31, 2007, interest expense was $2,484,835 as compared to $905,374 for the year ended December 31, 2006, an increase of $1,579,461. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable. Additionally in 2006, in connection with the granting of 90,000 warrants related to certain notes payable, we recorded interest expense of $335,273.

During the year ended December 31, 2006, we recorded a loss on the revaluation of warrant liability of $192,914 related to the change in fair value of the warrants during this period.

Net Loss

As a result of these factors, we reported a net loss of $9,882,330 for the year ended December 31, 2007 as compared to a net loss of $9,675,046 for the year ended December 31, 2006.

Deemed Dividend arising from beneficial conversion on Preferred Stock and Other Charges

During the year ended December 31, 2006, we recorded a deemed dividend arising from a beneficial conversion feature of preferred stock of $913,777 which relates to our Series A Convertible Preferred Stock. This non-cash item is related to the beneficial conversion features on our Series A Convertible Preferred Stock. In addition, for the year ended December 31, 2006, we issued 76,000 shares of the Company's common stock to certain shareholders pursuant to agreements to offset the effect of dilutive financings of the Xeni Companies. The shares issued were valued at the fair market value at the date of issuance of $246,240 and were treated as an additional charge to the loss attributable to common shareholders.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $9,882,330 for the year ended December 31, 2007 as compared to net loss attributable to common shareholders of $10,835,063 for the year ended December 31, 2006. This translates to an overall per share loss available to shareholders of ($.77) for the year ended December 31, 2007 as compared to a per share loss of ($.91) for the year ended December 31, 2006.

Liquidity and Capital Resources

We used the proceeds from the sales of preferred stock and notes and loans payable through December 31, 2007 for working capital purposes and for funding our notes receivables of which we have $1,652,079 owed to us at December 31, 2007. We will continue to advance funds under note agreements to providers that subscribe to our MDwerks financial services solutions.

As of December 31, 2007, we had a cash balance of $320,903. The amount of cash available to us at December 31, 2007, along with the $500,000 January 18, 2008 financing, will be insufficient for us to service our current indebtedness and implement our business plan as anticipated and will require us to seek additional debt or equity financing in the near future, as we will be unable to generate sufficient cash flow from our operations. Our ability to continue to implement our revenue and profit growth strategy will be adversely affected and the Company will have to curtail operations if we are unable to consummate a sufficient amount of additional private placement transactions or debt financing, which we are currently pursuing.

We currently have no material commitments for capital expenditures.

Cash flows

At December 31, 2007, we had cash of $320,903.

Net cash used in operating activities was $4,967,641 for the year ended December 31, 2007 as compared to $3,614,120 for the year ended December 31, 2006, an increase of $1,353,521. This increase is primarily attributable to an increase in our net loss and:

1.
Stock-based compensation of $3,346,046 is primarily related to lower issuances of stock options to employees and shares of our common stock to consultants, versus $4,334,140 for the year ended December 31, 2006;

2.
Loss on valuation of warrant liability for the year ended December 31, 2007 of $0 versus $192,914 through September 30, 2006 due to the revaluation of our warrant liability to fair value for the year ended December 31, 2006;

3.
Amortization of debt discount related to the Gottbetter, Grenier and Goldner Notes of $2,021,396 , deferred compensation of $266,040, Gottbetter and Vicis debt offering costs of $207,202, and Goldner and Grenier debt issuance costs of $10,954, compared to debt discount related to the Gottbetter Notes of $354,190, deferred compensation of $291,487, Gottbetter debt offering costs of $43,361 and Goldner and Grenier debt issuance costs of $12,480 during the year ended December 31, 2006;

4	No settlement expense for the year ended December 31, 2007 versus $180,827 for the conversion of $40,000 of notes payable to common stock for the year ended December 31, 2006;

5.	No interest expense in connection with the grant of warrants versus $460,572 for the year ended December 31, 2006;

6.
A net increase in notes receivable, accounts receivable and prepaid expenses aggregating $1,331,056 principally related to the increase in funding of notes receivable to providers that subscribe to our MDwerks financial services solution and other healthcare providers;.

Net cash used in investing activities was $5,209 for the year ended December 31, 2007 as compared to $110,457 for the year ended December 31, 2006 and is principally related to the acquisition of computer and office equipment and furniture.

Net cash provided by financing activities was $2,146,912 for the year ended December 31, 2007 as compared to $6,104,954 for the year ended December 31, 2006. For the year ended December 31, 2007, we received gross proceeds from the sale of Series B Convertible Preferred Stock of $2,000,000 reduced by placement fees and other expenses paid of $116,810 and we received net proceeds from notes payable of $575,000 and $250,000 and a loan payable of $250,000. During 2007, we made notes payable repayments of $598,362 and loans payable repayments of $212,916. For the year ended December 31, 2006, we received gross proceeds from notes payable of $4,750,000 from Gottbetter and $360,000 from three qualified investors which were offset by placement fees of $263,264. We also received proceeds from the sale of Series A Convertible Preferred Stock of $1,700,000 reduced by placement fees and other expenses paid of $313,923. During 2006, we made notes payable repayments of $101,634 and loans payable repayments of $26,225..

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS

See our Financial Statements beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to MDwerks, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to MDwerks, Inc. management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MDwerks, Inc. have been detected.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

(c)	Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 25, 2007, the Securities and Exchange Commission unanimously approved the Public Company Accounting Oversight Board's (PCAOB) proposed Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated With An Audit of Financial Statement. Auditing Standard No. 5 provides the new professional standards and related performance guidance for independent auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). We have engaged a qualified third-party to assist us with the preparations for management’s assessment of the effectiveness of internal controls over financial reporting required by the end of this fiscal year and with the documentation and procedures required for our external auditor attestation requirement, which becomes effective fiscal year ending 2009.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the members of our Board of Directors and our executive officers. The directors listed below will serve until the next annual meeting of our stockholders.

Name	Age	Position
Howard Katz	66	Chief Executive Officer and Director
Solon Kandel	47	President and Director
Vincent Colangelo	64	Chief Financial Officer and Secretary
Gerard Maresca	62	Vice President of Business Development
Stephen M. Weiss	54	Chief Operating Officer
David M. Barnes	65	Director
Peter Dunne	50	Director
Paul Kushner	61	Director

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

Solon L. Kandel became, effective as of November 16, 2005, our President and a member of our Board of Directors. Mr. Kandel is also the President and a Director of MDwerks Global Holdings, Inc., which he has held since June, 2005. Since July, 2004, Mr. Kandel has been a Director and President of Xeni Medical Systems, Inc., and Mr. Kandel has been President of Xeni Medical Billing Corp. since March 2005, and has been President of Xeni Financial Services, Corporation since February 2005. Since November 2000, Mr. Kandel has been the Chief Executive Officer and Managing Member of The Ashwood Group, L.L.C., a venture development and business consulting company based in Boca Raton, Florida. From April 1999 to October 2000, Mr. Kandel was the President, Chief Executive Officer of Independent Wireless One, Inc., a wireless voice, data and Internet Company based in Albany, New York. From April 1999 to April 2002, Mr. Kandel also served as a member of the Board of Directors of Independent Wireless One, Inc. Mr. Kandel has enjoyed over 15 years of progressive and diverse operating and senior management experience, ranging from start-up to large, multi-billion dollar company environments. Prior to business management, Mr. Kandel performed corporate and banking transactions law for several years and was a Senior Attorney at McCaw Cellular Communications. Mr. Kandel received a JD from Rutgers University School of Law and is a Truman Scholar.

Vincent Colangelo became, effective as of November 16, 2005, our Chief Financial Officer. Since July, 2005, until becoming our Chief Financial Officer, Mr. Colangelo provided consulting services to us. From March 2004 to November 2005, Mr. Colangelo was the President and Principal Consultant of Weston Business Advisors, Inc., a business consulting company based in Weston, Florida. From January 2003 to March 2004, Mr. Colangelo was the President of Cartridge World Florida in Weston, Florida, a master franchisee for the State of Florida for a world wide print cartridge refilling organization. From September 1995 to December 2002, Mr. Colangelo was the President and Principal Consultant of Birchwood Associates, Inc., a business consulting company based in Weston, Florida. Mr. Colangelo has over 35 years of financial executive and operational management experience. As a principal of the management consulting firms, Mr. Colangelo provided interim CFO, COO and general financial consulting services to clients ranging from small businesses to Fortune 100 companies. Mr. Colangelo brings to us a unique combination of financial management skills, industry experience and familiarity with our product line. Mr. Colangelo was also President of a start-up multi-national publishing company and worked at Xerox’ world headquarters as a consolidations and regulatory reporting manager and as a financial planning manager. Mr. Colangelo received an MBA and a BBA from Iona College and is a New York State CPA.

Stephen M. Weiss became, effective as of May 29, 2007, our Chief Operating Officer. Prior to this Mr. Weiss served from November 16, 2005, as our Chief Technology Officer. Mr. Weiss has provided consulting services to us and served as acting Chief Technology Officer of MDwerks Global Holdings, Inc. since March 2005. From March 2002 to March 2005, Mr. Weiss was the Chief Technology Officer and Chief Operating Officer of Enterprise Technology Corporation, a financial software services consulting company that served many Fortune 500 clients. From September 1999 to November 2001, Mr. Weiss was the Chief Technology Officer at Imagine Networks, Inc., where he designed and managed the development of electronic payment systems linked to telecommunications pre-paid systems. Prior to joining Imagine Networks, Inc., he co-founded AstraTek, a software products and consulting firm that developed products and consulting services for financial and technology companies including Microsoft, IBM and Citrix. Mr. Weiss also served as Vice President at Bankers Trust Company for over 13 years, where he developed a number of advanced communication systems, including a global cryptography-based authentication system and links in Tokyo between the bank’s back office systems and the Bank of Japan’s money transfer and clearance systems. Mr. Weiss received a BA from Buffalo State College.

Gerard Maresca became, effective February 1, 2007, our Vice President of Business Development. From February 14, 2006 to February 1, 2007, Mr. Maresca served as our Chief Operating Officer. From November 16, 2005 until February 14, 2006, Mr. Maresca was our Vice President of Business Development. Prior to joining us, since January 2004, Mr. Maresca operated a technology and business consulting company called GMAR, Inc. From February 2000 to October 2003, Mr. Maresca was the Executive Vice President and Chief Technology Officer of MEDwerks, LLC, and was responsible for development of our products. Mr. Maresca has 28 years of technology, engineering, and program management experience, focused on hardware and software development of computer based products. Mr. Maresca has served as a hardware and software system architect, with experience in Internet and web applications. While Product Director at Intel Corp. (‘‘Intel’’) for 9 ½ years, he managed development of Intel's i860 program parallel microprocessor, product marketing, manufacturing and R&D, as well as new business development and client support. Mr. Maresca was also Vice President at Diagnostic Retrieval Systems, Inc. for 8 years until he began working with MEDwerks, LLC. Mr. Maresca received a BSEC from Brooklyn Polytech, and a MSCS from Columbia University. He holds five U.S. patents and has published.

David M. Barnes became, effective as of November 16, 2005, a member of the Board of Directors and serves on our Audit Committee as Chairman and is also a member of our Compensation Committee. Mr. Barnes has also served as Chief Financial Officer of Neah Power Systems, Inc., (NPWS:OTCBB), since April 2006, and was Chief Financial Officer of Cyber Defense Systems, Inc., (CYDF:OTCBB), from August 2005 through November 2007. In addition, Mr. Barnes was a Director, Executive Vice President and Chief Financial Officer of American United Global, Inc., now Solar Thin Films, Inc. (SLTN:OTCBB), from April 1996 through July 2006. Mr. Barnes is also a member of the Board of Directors, Audit Committee and Compensation Committee of China Direct, Inc. (CDS:ASE), Searchhelp, Inc. (SHLP:OTCBB), Medical Solutions Management Inc. (MSMI:OTCBB) and Thinkpath,Inc. (THPHF:OTCBB). On March 7, 2008, Thinkpath, Inc. filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code.

Peter Dunne became, effective as of November 16, 2005, a member of our Board of Directors and serves on our Compensation Committee. Mr. Dunne has spent over 25 years in communications management. Currently he is President and partner of Franklin Communications, LLC, a full service graphic services company, a position he has held since July 2002. From March 2002 to July 2002 he was Regional General Manager for Kelmscott Communications, LLC overseeing Franklin Communications, Trade Litho, Little River Press, and Lauderdale Graphics. From September 2000 to July 2002 he held the position of Regional Controller for the same companies. From September 1982 to September 2000 he was Vice President and Controller of Franklin Communications. Mr. Dunne’s other experiences include positions in Dataco, a national data entry service business, and Robertson Leasing Corp, an equipment leasing company, both formerly divisions of Robertson Financial Corporation. Mr. Dunne is Vice Chairman of the Board of Directors of the Printing Association of Florida and on the CEO Advisory Board to the Printing Industries of America.

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

Director Compensation

The following non-management directors received compensation from MDwerks, Inc. in the amounts set forth in the chart below for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005. We intend to continue to compensate non-management directors through the issuance of stock awards including, without limitation, incentive stock options, restricted stock awards, stock grants and or stock appreciation rights. The value attributable to any Option Awards in the following chart is computed in accordance with FAS 123R. No other item of compensation was paid to any director of the Company other than reimbursement of expenses:

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
David M. Barnes	2007	$20,000	$25,000	[1]	$54,000	[2]	—	—	—	$99,000
	2006	$14,000	$87,500	[3]	$165,750	[4]	—	—	—	$267,250
	2005	$3,500	—		—		—	—	—	$3,500

Peter Dunne	2007	$14,000	—		$12,000	[5]	—	—	—	$26,000
	2006	$14,000	—		$342,800	[6]	—	—	—	$356,800
	2005	$3,500	—		—		—	—	—	$3,500

Paul Kushner	2007	$14,000	—		$12,000	[5]	—	—	—	$26,000
	2006	$7,000	—		$360,800	[7]	—	—	—	$367,800
	2005	—	—		—		—	—	—	—

[1]
On May 29, 2007, the Company issued 50,000 shares of common stock to a David M. Barnes in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $25,000 or $0.50 per share. The Company recorded stock-based consulting expense of $25,000.

[2]	Consists of Incentive Stock Options to purchase 150,000 shares of common stock at a price of $0.38 per share granted on December 31, 2007 and vesting on December 31, 2007.

[3]
On June 19, 2006, the Company authorized the issuance of 75,000 shares of common stock to David M. Barnes in consideration for services rendered. On June 22, 2006, the Company issued 25,000 of these authorized shares of common stock at the fair value at the date of the issuance of $87,500 or $3.50 per share. The Company recorded stock-based compensation of $87,500.

[4]
Consists of Incentive Stock Options to purchase 44,000 shares of common stock and Non-qualified Stock Options to purchase 31,000 shares of common stock both at a price of $2.25 per share granted on October 11, 2006 and vesting in ⅓ increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[5]	Consists of Incentive Stock Options to purchase 35,000 shares of common stock at a price of $0.38 per share granted on December 31, 2007 and vesting on December 31, 2007.

[6]
Consists of Incentive Stock Options to purchase 25,000 shares of common stock and Non-qualified Stock Options to purchase 50,000 shares of common stock both at a price of $4.00 per share granted on June 19, 2006 and vesting in ⅓ increments on each anniversary of the grant, and Non-qualified Stock Options to purchase 25,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in ⅓ increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

[7]
Consists of Incentive Stock Options to purchase 23,500 shares of common stock and Non-qualified Stock Options to purchase 51,500 shares of common stock both at a price of $4.25 per share granted on June 22, 2006 and vesting in ⅓ increments on each anniversary of the grant, and Non-qualified Stock Options to purchase 25,000 shares of common stock at a price of $2.25 per share granted on October 11, 2006 and vesting in ⅓ increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

Audit Committee Financial Expert

David M. Barnes serves on our Audit Committee as the audit committee financial expert. Mr. Barnes is independent (as such term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act).

Executive Officer Employment Agreements

Effective January 1, 2006, each of Howard B. Katz, Solon L. Kandel, Vincent Colangelo, and Stephen W. Weiss entered into an employment agreement with us. The employment agreement with Mr. Katz was extended on December 31, 2007 to a term expiring on December 31, 2010. The employment agreement with Mr. Colangelo extends for a term expiring on December 31, 2009. The employment agreements with Messrs. Kandel and Weiss expired on December 31, 2007 and are being extended on a month-to-month basis. Pursuant to these employment agreements, Mr. Katz has agreed to devote substantially all of his time, attention and ability, and Messrs. Kandel, Colangelo and Weiss have each agreed to devote all of their time, attention and ability, to our business as our Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, respectively. The employment agreements provide that Messrs. Katz, Kandel, Colangelo, and Weiss will receive a base salary during calendar year 2007 at an annual rate of $225,000, $200,000, $175,000, and $165,000 for services rendered in such positions. Mr. Kandel agreed to defer payment on his entire 2007 annual base salary increase of $25,000 and Mr. Colangelo agreed to defer payment of $15,000 of his 2007 annual base salary increase of $25,000. During calendar years 2008 and 2009 under the employment agreements for Messrs. Katz and Colangelo, their annual base salaries will be increased to $300,000 and $330,000, respectively, for Mr. Katz, and $200,000 and $220,000, respectively, for Mr. Colangelo. During calendar years 2010, under the employment agreement for Mr. Katz, the annual base salary will be increased to $363,000. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals. The cash bonuses range from up to 25% of the executive’s annual base salary for Mr. Weiss, up to 100% of the executive’s annual base salary for Messrs. Kandel and Colangelo, and up to 150% of the executive’s annual base salary for Mr. Katz. The cash bonuses for Messrs. Katz, Kandel and Colangelo include a minimum bonus due of 40%, 25% and 25% respectively. Messrs. Katz, Kandel, and Colangelo have agreed to defer payment on their 2007 bonuses, to which they were entitled. Each of our executive officers is entitled to participate in our 2005 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive officer up to a specified monthly amount for the business use of his or her personal car and cell phone. The employment agreements provide for termination by us upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement or, if longer, for three years in the case of Mr. Katz and two years in the case of Mr. Colangelo. Messrs. Katz, Kandel and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted under our 2005 Incentive Compensation Plan. We intend to obtain commitments for key-man life insurance policies for our benefit on the lives of Messrs. Katz, Kandel and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, we have agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Katz, Kandel and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies

In the event of a change of control of our company, Messrs. Katz and Colangelo may terminate their employment with us within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements.

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

The foregoing summaries of our employment agreements are qualified by reference to the full texts of the form of each of the Senior Executive Level Employment Agreement and Executive Level Employment Agreement, filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K, filed with the SEC on January 5, 2006, respectively, as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 2, 2007, and as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 4, 2008 all of which are incorporated herein in their entirety.

Currently, we do not have an employment agreement with Gerard Maresca and, therefore, his employment is on an ‘‘at-will’’ basis

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

We have reserved 10,000,000 shares of our authorized Common Stock for issuance pursuant to grants under the Incentive Plan.

The following executives received grants of stock options from MDwerks, Inc. through December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Howard Katz	16,667	8,333	[1]	—	$3.25	12/28/2015	—	—	—	—
Chief Executive	141,667	283,333	[2]	—	$3.40	1/2/2016	—	—	—	—
Officer and	83,333	166,667	[3]	—	$4.00	6/18/2016	—	—	—	—
Director	333,333	166,667	[4]	—	$2.25	10/10/2016	—	—	—	—
	50,000	—		—	$1.39	12/26/2016	—	—	—	—
	263,000	—		—	$0.38	12/31/2017	—	—	—	—

Vincent Colangelo	16,667	8,333	[1]	—	$3.25	12/28/2015	—	—	—	—
Chief Financial	41,667	83,333		—	$3.40	1/2/2016	—	—	—	—
Officer and	25,000	50,000	[3]	—	$4.00	6/18/2016	—	—	—	—
Secretary	50,000	25,000	[4]	—	$2.25	10/10/2016	—	—	—	—
	15,000	—		—	$1.39	12/26/2016	—	—	—	—

Solon Kandel	16,667	8,333	[1]	—	$3.25	12/28/2015	—	—	—	—
President and	100,000	200,000	[2]	—	$3.40	1/2/2016	—	—	—	—
Director	25,000	50,000	[3]	—	$4.00	6/18/2016	—	—	—	—
	66,667	33,333	[4]	—	$2.25	10/10/2016	—	—	—	—

Gerard Maresca	16,667	8,333	[1]	—	$3.25	12/28/2015	—	—	—	—
Vice President,	1,667	3,333	[2]	—	$3.40	1/2/2016	—	—	—	—
Business	8,333	16,667	[3]	—	$4.00	6/18/2016	—	—	—	—
Development	16,667	8,333	[4]	—	$2.25	10/10/2016	—	—	—	—

Stephen M. Weiss	16,667	8,333	[1]	—	$3.25	12/28/2015	—	—	—	—
Chief Operating	1,667	3,333	[2]	—	$3.40	1/2/2016	—	—	—	—
Officer	8,333	16,667	[3]	—	$4.00	6/18/2016	—	—	—	—
	16,667	8,333	[4]	—	$2.25	10/10/2016	—	—	—	—
	10,000	5,000	[5]	—	$1.39	12/26/2016	—	—	—	—

[1]	Consists of Options vesting on December 28, 2008.

[2]	Consists of Options vesting ½ on January 2, 2008 and vesting ½ on January 2, 2009.

[3]	Consists of Options vesting ½ on June 18, 2008 and vesting ½ on June 18, 2009.

[4]	Consists of Options vesting on October 10, 2008.

[5]	Consists of Options vesting on December 26, 2008.

As of March 1, 2008, the following awards have been granted to the executive officers named in this Annual Report on Form 10-KSB under the Incentive Plan:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees
Howard Katz	316,750	[1]	1,196,250	[2]	55.3%
Solon Kandel	53,750	[3]	446,250	[4]	17.7%
Vincent Colangelo	53,750	[3]	261,250	[5]	10.8%
Gerard Maresca	50,750	[6]	29,250	[7]	2.0%
Stephen Weiss	50,750	[6]	44,250	[8]	2.6%

The following awards have been granted to the executive officers named in this Annual Report on Form 10-KSB under the Incentive Plan in the last fiscal year:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options	Percentage of all Options Granted to Employees in Last Fiscal Year
Howard Katz	263,000	[9]	0	100.0%
Solon Kandel	0		0	0.0%
Vincent Colangelo	0		0	0.0%
Gerard Maresca	0		0	0.0%
Stephen Weiss	0		0	0.0%

[1]
Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant, (iii) options to purchase 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant and (iv) options to purchase 263,000 shares of Common Stock at a price of $0.38 per share, granted on December 31, 2007 and vesting immediately.

[2]
Consists of (i) options to purchase 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) options to purchase 246,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant, (iii) options to purchase 500,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant , and (iv) options to purchase 50,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Katz are owned with his spouse as Tenants in the Entireties.

[3]
Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in ⅓ increments on each anniversary date of the date of grant, and (ii) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant. and (iii) options to purchase 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant.

[4]
Consists of (i) options to purchase 275,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) options to purchase 71,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant, and (iii) options to purchase 100,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant. All Non-qualified Stock Options granted to Mr. Kandel are owned with his spouse as Tenants in the Entireties.

[5]
Consists of (i) options to purchase 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) options to purchase 71,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant, (iii) options to purchase 75,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant, and (iv) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Colangelo are owned with his spouse as Tenants in the Entireties.

[6]
Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) options to purchase 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant and (iii) options to purchase 20,750 shares of common stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant.

[7]
Consists of (i) options to purchase 4,250 shares of Common Stock at a price of 4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant, and (ii) options to purchase 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant.

[8]
Consists of (i) options to purchase 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) options to purchase 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant, and (iii) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in ⅓ increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

[9]	Consists of options to purchase 263,000 shares of Common Stock at a price of $0.38 per share, granted on December 31, 2007 and vesting immediately

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

Our Compensation Committee reviews and approves, or in some cases recommends for the approval of the full Board of Directors, the annual compensation for our Executive Officers. Regarding most compensation matters, including executive and director compensation, our management provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. Our Compensation Committee does not include any Executive Officers. We do not currently engage any consultant to advise the Company on executive and/or director compensation matters.

In measuring our Executive Officers' contributions, the Compensation Committee considers numerous factors including our growth, strategic business relationships and financial performance. Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control. We do not have an exact formula for allocating between cash and non-cash compensation.

Annual executive officer compensation generally consists of a base salary and annual bonus component, as well as periodic stock option grants. It is the Compensation Committee's intention to set total executive cash compensation sufficiently high enough to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our stakeholders. Each of our executive officers receives stock option grants under our 2005 Incentive Compensation Plan. Each executive's current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. The elements of our plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies.

Stock options are granted to include a long-term component to the Executive's overall compensation package. The Company has no pension plan, non-equity incentive plan or deferred compensation arrangement. The number of stock options granted to each executive officer is made on a discretionary rather than a formula basis by the Compensation Committee. The Company does not have a specific program, plan or practice to time stock option grants. The pricing of stock option grants are based upon the stock's opening price on the date of the grant.

Each of our executive officers, except for the VP of Business Development, Chief Operating Officer and President, has an employment agreement with the Company that outlines salary and benefit arrangements. These agreements have similar terms, which include, but are not limited to: base salaries; annual bonuses; reimbursements of certain expenses; group health, disability, and life insurances; and, termination provisions. These agreements have initial terms of one, two or three years.

The following executives received compensation from MDwerks, Inc.. in the amounts set forth in the chart below for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005. The value attributable to any Option Awards in the following chart is computed in accordance with FAS 123R. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total
Howard Katz	2007	$225,000		$103,413	[1]	—		$94,680	[2]	—	—	$51,000	[3]	$474,093
Chief Executive	2006	$195,000		$87,778	[4]	—		$3,406,150	[5]	—	—	$51,000	[3]	$3,739,928
Officer and Director	2005	$79,231		—		—		$81,250	[6]	—	—	$50,769	[7]	$211,250

Vincent Colangelo	2007	$175,000	[8]	$53,596	[9]	—		—		—	—	$12,000	[10]	$240,596
Chief Financial	2006	$150,000		$44,100	[11]	$81,000	[12]	$848,600	[13]	—	—	$12,000	[10]	$1,135,700
Officer and Secretary	2005	$50,385		—		—		$81,250	[6]	—	—	$25,500	[14]	$157,135

Solon Kandel	2007	$200,000	[15]	$52,019	[16]	—		—				$13,800	[17]	$265,819
President and	2006	$175,000		$50,527	[18]	—		$1,407,950	[19]	—	—	$13,800	[17]	$1,647,277
Director	2005	$53,846		—		—		$81,250	[6]	—	—	$46,154	[20]	$181,250

Gerard Maresca	2007	$150,000		—		—		—		—	—	$1,968	[21]	$151,968
Vice President,	2006	$150,000		—		—		$166,090	[22]	—	—	$2,290	[23]	$318,380
Business Development	2005	$40,296		—		—		$81,250	[6]	—	—	$90,185	[24]	$211,731

Stephen M. Weiss	2007	$160,000		$17,885		—		—		—	—	$4,800	[25]	$182,685
Chief Operating	2006	$150,000		$20,828		—		$186,640	[26]	—	—	$4,800	[25]	$362,268
Officer	2005	$33,391		—		—		$81,250	[6]	—	—	$67,000	[27]	$181,641

[1]	Consists of $5,170 bonus paid during 2007 and $98,243 accrued as a Company obligation.

[2]	Consists of Incentive Stock Options to purchase 263,000 shares of Common Stock at a price of $0.38 per share, granted on December 31, 2007 and vesting on December 31, 2007.

[3]	Consists of an auto allowance of $18,000, a business use of home allowance of $30,000 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[4]	Consists of $51,389 bonus paid during 2006 and $36,389 bonus paid during 2007.

[5]
Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant; and, (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) 246,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant, (iii) 500,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant, and (iv) 50,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Katz are owned with his spouse as Tenants in the Entireties.

[6]
Consists of Incentive stock options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, exercisable at a price of $3.25 per share, and vesting in ⅓ increments on each anniversary date of the date of grant.

[7]
Prior to becoming an employee of the Company on September 26, 2005, Mr. Katz was compensated for his services to the Company in his capacity as a consultant. $18,333 was paid to Mr. Katz and $32,436 was paid to Greater Condor Evaluations, Inc., an entity owned and controlled by Mr. Katz for such services.

[8]	Consists of $160,000 salary paid and $15,000 accrued as a Company obligation.

[9]	Consists of $738 bonus paid during 2007 and $52,858 accrued as a Company obligation.

[10]	Consists of an auto allowance of $9,000 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[11]	Consists of a $26,377 bonus paid during 2006 and $17,723 bonus paid in 2007.

[12]	Consists of $81,000 for services rendered to the Company, paid as 25,000 shares of Common Stock issued on February 28, 2006.

[13]
Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant; and, (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant, (ii) 71,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant, (iii) 75,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant , and (iv) 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting on December 27, 2006. All Non-qualified Stock Options granted to Mr. Colangelo are owned with his spouse as Tenants in the Entireties.

[14]
Prior to becoming an employee of the Company on September 26, 2005, Mr. Colangelo was compensated for his services to the Company in his capacity as a consultant. $25,500 was paid to Weston Business Advisors, Inc., a corporation owned and controlled by Mr. Colangelo for such services.

[15]	Consists of $175,000 salary paid and $25,000 accrued as a Company obligation.

[16]	Consists of a $14,714 bonus paid during 2007 and $37,305 accrued as a Company obligation.

[17]	Consists of an auto allowance of $10,800 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[18]	Consists of a $29,302 bonus paid during 2006 and $21,225 bonus paid in 2007.

[19]
Consists of Incentive Stock Options to purchase: (i) 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant: and (ii) 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 275,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vesting in ⅓ increments on each anniversary date of the date of grant; (ii) 71,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant; and, (iii) 100,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant. All Non-qualified Stock Options granted to Mr. Kandel are owned with his spouse as Tenants in the Entireties.

[20]
Prior to becoming an employee of the Company on September 26, 2005, Mr. Kandel was compensated for his services to the Company in his capacity as a consultant. $33,333 was paid to Mr. Kandel as consulting fees and $12,821 was paid to The Ashwood Group, LLC, an entity owned and controlled by Mr. Kandel for such services.

[21]	Consists of an auto allowance of $1,800 and a contribution of $168 towards the Company's medical Flexible Spending account.

[22]
Consists of Incentive Stock Options to purchase: (i) 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant; and, (ii) 20,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant; and, (ii) 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant

[23]	Consists of an auto allowance of $1,800 and a contribution of $490 towards the Company's medical Flexible Spending account.

[24]
Prior to becoming an employee of the Company on September 26, 2005, Mr. Maresca was compensated for his services to the Company in his capacity as a consultant. $90,185 was paid to GMAR, Inc., a corporation owned and controlled by Mr. Maresca for such services.

[25]	Consists of an auto allowance of $1,800 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[26]
Consists of Incentive Stock Options to purchase: (i) 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vesting in ⅓ increments on each anniversary date of the date of grant; and, (ii) 20,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant and Non-qualified Stock Options to purchase: (i) 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vesting in ⅓ increments on each anniversary date of the date of the grant; and, (ii) 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vesting in ⅓ increments on October 11, 2006 and each subsequent anniversary date of the date of the grant; and (iii) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting in ⅓ increments on December 27, 2006 and each subsequent anniversary date of the date of the grant.

[27]
Prior to becoming an employee of the Company on September 26, 2005, Mr. Weiss was compensated for his services to the Company in his capacity as a consultant. $67,000 was paid to Argent Consulting Services, Inc., a corporation owned and controlled by Mr. Weiss for such services.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on March 17, 2008, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name of Beneficial Owner	Common Shares Owned		Presently Exercisable Options or Options Exercisable Within 60 Days	Shares Beneficially Owned		Percentage of Class
Howard B. Katz	1,141,814	[1]	1,029,667	2,171,481	[2]	15.5%
Solon Kandel	922,781		308,333	1,231,114	[2]	9.3%
Vincent Colangelo	25,000		190,000	215,000	[2]	1.6%
Stephen Weiss	65,809		55,001	120,810	[2]	0.9%
Gerard Maresca	136,849		45,000	181,849	[2]	1.4%
David M. Barnes	75,000		200,000	275,000	[2]	2.1%
Peter Dunne	53,430		76,667	130,097	[2]	1.0%
Paul Kushner	141,290		51,667	192,957	[2]	1.5%
Directors and officers as a group (8 persons):	2,561,973		1,956,333	4,518,306		30.4%
Persons known to beneficially own more than 5% of the outstanding Common Stock:
MEDwerks.com Corp[3]	2,139,316		0	2,139,316		16.5%
AJKN Partnership[3]	853,481		0	853,481		6.6%
AJLN Partnership[3]	853,481		0	853,481		6.6%
AJMN Partnership[3]	853,481		0	853,481		6.6%

[1]	Includes 113,813 shares of common stock owned by 73142 Corp., an entity controlled by Howard Katz as the sole officer and director. Mr. Katz is not a shareholder of 73142 Corp.

[2]	Includes presently exercisable options, as disclosed under Director Compensation and Executive Compensation; there are no options exercisable within 60 days of March 14, 2008.

[3]
Dr. Jacob Nudel, MDwerks' former chairman, exercises investment and voting control of the shares beneficially owned by Medwerks.com Corp. Dr. Nudel is General Partner of and exercises dispositive voting control of the shares beneficially owned by AJKN Limited Partnership, AJLN Limited Partnership and AJMN Limited Partnership, but is only a 1% limited partner of each of these entities.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stephen Katz, the son of Howard Katz, the Company’s Chief Executive Officer, is a partner at Peckar & Abramson, P.C., which is the Company’s outside legal counsel. The Company is charged Peckar & Abramson’s standard billing rates for legal services rendered. Stephen Katz owns: 174,000 restricted shares of the Common Stock of the Company; Incentive Stock Options to purchase 44,000 shares of Common Stock at a price of $2.25 per share granted on October 11, 2006 and vesting in ⅓ increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant; and, Non-Qualified Stock Options to purchase 131,000 shares of Common Stock at a price of $2.25 per share granted on October 11, 2006 and vesting in ⅓ increments starting on October 11, 2006 and on each of the next two anniversaries of the date of the grant.

ITEM 13.	EXHIBITS

EXHIBITS

Exhibit No.	Exhibits
3.1	Company Certificate of Incorporation[1]

3.2	Amendment to Company’ Certificate of Incorporation changing name to MDwerks, Inc. and amending terms of Blank Check Preferred Stock[2]

3.3	Certificate of Designations Designating Series A Convertible Preferred Stock.[3]

3.4	Amended and Restated Certificate of Designations Designating Series B Convertible Preferred Stock[4]

3.5	Bylaws of the Company.[5]

4.1	MDwerks, Inc. 2005 Incentive Compensation Plan.[6]

4.2	Form of Warrants to purchase shares of Common Stock at a price of $2.50 per share.[7]

4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $1.25 per share.[8]

4.4	Form of Series A Warrants to purchase shares of Common Stock at a price of $3.00 per share.[9]

4.5	Form of Series A Warrants issued to Placement Agent and sub-agents to purchase shares of Common Stock at a price of $1.50 per share.[10]

4.6	Class C Warrant to purchase shares of Common Stock at a price of $2.25 per share[11]

4.7	Securities Purchase Agreement by and between Gottbetter and MDwerks, Inc.[12]

4.8	Form of Series D Warrant to purchase shares of Common Stock at a price of $2.25 per share[13]

4.9	Form of Series E Warrant to purchase shares of Common Stock at a price of $3.25 per share[14]

4.10	Forms of Amended and Restated Senior Secured Convertible Notes[15]

4.11	Amendment No. 1 dated March 1, 2008, to Amended and Restated Senior Secured Convertible Note [16]

4.12	Amendment No. 1 dated March 1, 2008, to Amended and Restated Senior Secured Convertible Note[17]

4.13	Amendment, Consent and Waiver Agreement by and among MDwerks, Inc., Xeni Financial and Gottbetter[18]

4.14	Registration Rights Agreement between MDwerks, Inc. and Gottbetter[19]

4.15	Securities Purchase Agreement dated September 28, 2007, by and between MDwerks, Inc. and Vicis[20]

4.16	Securities Purchase Agreement dated January 18, 2008, by and between MDwerks, Inc. and Vicis[21]

4.17	Form of Series F Warrant to purchase shares of Common Stock at a price of $2.25 per share[22]

4.18	Form of Series G Warrant to purchase shares of Common Stock at a price of $2.50 per share[23]

4.19	Registration Rights Agreement between MDwerks, Inc. and Vicis[24]

Exhibit No.	Exhibits
10.1	Agreement of Merger and Plan of Reorganization among Western Exploration, Inc., MDwerks Acquisition Corp. and MDwerks Global Holdings, Inc.[25]

10.2	Placement Agent Agreement by and among the Company, MDwerks and Brookshire Securities Corporation.[26]

10.3	Form of Lock Up Agreement between the Company and executive officers and certain stockholders.[27]

10.4	Form of Private Placement Subscription Agreement.[28]

10.5	Form of Senior Executive Level Employment Agreement between MDwerks, Inc. and each of Howard B. Katz, Solon L. Kandel and Vincent Colangelo.[29]

10.6	Form of Executive Level Employment Agreement between MDwerks, Inc. and Stephen Weiss.[30]

10.7	Guaranty issued to Gottbetter by Xeni Financial Services, Corp., Xeni Medical Billing, Corp., MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc.[31]

10.8
Security Agreement by and among Gottbetter, MDwerks, Inc., Xeni Financial Services, Corp., Xeni Medical Corp., Xeni Medical Billing, Corp., MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc.[32]

10.9	Closing Agreement by and between Gottbetter and MDwerks, Inc. Modifying and Waiving Registration Rights Provisions[33]

10.10	Guaranty issued to Vicis by Xeni Financial Services, Corp. [34]

10.11	Guaranty issued to Vicis by Xeni Medical Billing, Corp. [35]

10.12	Guaranty issued to Vicis by MDwerks Global Holdings, Inc. [36]

10.13	Guaranty issued to Vicis by Xeni Medical Systems, Inc. [37]

10.14	Guaranty issued to Vicis by Patient Payment Solutions, Inc. [38]

10.15	Security Agreement entered into by and between Vicis and MDwerks, Inc. [39]

10.16	Security Agreement entered into by and between Vicis and Xeni Medical Billing, Corp. [40]

10.17	Security Agreement entered into by and between Vicis and MDwerks Global Holdings, Inc. [41]

10.18	Security Agreement entered into by and between Vicis and Xeni Medical Systems, Inc. [42]

10.19	Security Agreement entered into by and between Vicis and Xeni Financial Services, Corp. [43]

10.20	Security Agreement entered into by and between Vicis and Patient Payment Solutions, Inc. [44]

14.1	Code of Ethics[45]

22.1	Subsidiaries[46]

23.1	Consent of Sherb & Co., LLP[47]

31.1	Section 302 Certification of Chief Executive Officer[47]

31.2	Section 302 Certification of Chief Financial Officer[47]

32.1	Section 906 Certification of Chief Executive Officer[47]

Exhibit No.	Exhibits
32.2	Section 906 Certification of Chief Financial Officer[47]

99.1	Audit Committee Charter[48]

99.2	Compensation Committee Charter[49]

[1]	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 12, 2004.

[2]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[3]	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 originally filed with the SEC on March 9, 2006, as amended and supplemented.

[4]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on January 23, 2008.

[5]	Incorporated by reference to our Registration Statement on Form SB-2, filed with the SEC on August 12, 2004.

[6]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[7]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[8]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[9]	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[10]	Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[11]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on August 23, 2006.

[12]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[13]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[14]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[15]	Incorporated by reference to Exhibits 10.13 and 10.14 included with our Current Report on Form 8-K filed with the SEC on October 2, 2007.

[16]	Filed herewith

[17]	Filed herewith

[18]	Incorporated by reference to Exhibit 10.12 included with our Current Report on Form 8-K filed with the SEC on October 2, 2007.

[19]	Incorporated by reference to Exhibit 4.5 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[20]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[21]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on January 23, 2008.

[22]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[23]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[24]	Incorporated by reference to Exhibit 4.4 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[25]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 13, 2005.

[26]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[27]	Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[28]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[29]	Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006, as amended and supplemented.

[30]	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006, as amended and supplemented.

[31]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 23, 2006.

[32]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[33]	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006 as amended and supplemented.

[34]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[35]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[36]	Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[37]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[38]	Incorporated by reference to Exhibit 10.5 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[39]	Incorporated by reference to Exhibit 10.6 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[40]	Incorporated by reference to Exhibit 10.7 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[41]	Incorporated by reference to Exhibit 10.8 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[42]	Incorporated by reference to Exhibit 10.9 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[43]	Incorporated by reference to Exhibit 10.10 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[44]	Incorporated by reference to Exhibit 10.11 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[45]	Incorporated by reference to Exhibit 14.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[46]	Incorporated by reference to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006, as amended and supplemented.

[47]	Filed herewith.

[48]	Incorporated by reference to Exhibit 99.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[49]	Incorporated by reference to Exhibit 99.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2007	2006
Audit Fees[1]	$40,000	$32,500
Audit Related Fees[2]	15,000	27,000
Tax Fees[3]	12,000	27,205
All Other Fees[4]	6,532	13,877

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

Audit Committee Pre-Approval Policy

In addition to retaining Sherb & Co., LLP to audit our consolidated financial statements for the years ended December 31, 2007 and December 31, 2006, we retained Sherb & Co., LLP to provide other professional services to us in our 2006 and 2007 fiscal years. We understand the need for Sherb & Co., LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Sherb & Co., LLP, our audit committee has restricted the non-audit services that Sherb & Co., LLP may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Sherb & Co., LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

By:	/s/ Howard B. Katz
Name: Howard B. Katz Title: Chief Executive Officer Date: March 27, 2008

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard B. Katz	Chief Executive Officer and	March 27, 2008
Howard B. Katz	Director (Principal Executive Officer)

/s/ Vincent Colangelo	Chief Financial Officer and	March 27, 2008
Vincent Colangelo	Secretary (Principal Accounting
and Financial Officer)

/s/ Solon Kandel	President and Director	March 27, 2008
Solon Kandel

/s/ Adam Friedman	Controller	March 27, 2008
Adam Friedman

/s/ David M. Barnes	Director	March 27, 2008
David M. Barnes

/s/ Peter Dunne	Director	March 27, 2008
Peter Dunne

/s/ Paul Kushner	Director	March 27, 2008
Paul Kushner

MDWERKS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
MDwerks, Inc.

We have audited the accompanying consolidated balance sheet of MDwerks, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDwerks, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
March 17, 2008

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Current assets:
Cash	$320,903
Notes receivable	1,652,079
Accounts receivable	66,985
Prepaid expenses and other	215,073
Total current assets	2,255,040
Property and equipment, net of accumulated depreciation of $92,995	115,902
Debt issuance and offering costs, net of accumulated amortization of $273,997	400,246
Total assets	$2,771,188

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Notes payable, net of discount of $2,566,395, less long-term portion	$2,942,842
Mandatory redeemable convertible Series B preferred stock, $.001 par value, 250 shares authorized; 200 shares issued and outstanding	1,346,326
Loans payable	109,559
Accounts payable	351,482
Accrued expenses	686,917
Deferred revenue	11,296
Total current liabilities	5,448,422
Long-term liabilities:
Notes payable, net of discount of $2,566,395, less current portion	65,763
Deferred revenue, less current portion	1,613
Total liabilities	5,515,798
Stockholders' deficiency:
Preferred stock, Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 2 shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,940,065 shares issued and outstanding	12,940
Additional paid-in capital	33,732,690
Accumulated deficit	(36,490,240)
Total stockholders' deficiency	(2,744,610)
Total liabilities and stockholders' deficiency	$2,771,188

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
Revenue:
Service fees	$470,149	$355,429
Financing income	107,102	72,349
Total revenue	577,251	427,778
Operating expenses:
Compensation	5,286,985	5,732,372
Consulting expenses	760,284	943,500
Professional fees	411,917	358,969
Selling, general and administrative	1,562,845	2,001,460
Total operating expenses	8,022,031	9,036,301
Loss from operations	(7,444,780)	(8,608,523)
Other income (expense):
Interest income	46,978	33,701
Interest expense	(2,484,835)	(905,374)
Loss on revaluation of warrant liability	—	(192,914)
Other income, (expense), net	307	(1,936)
Total other income (expense)	(2,437,550)	(1,066,523)
Net loss	(9,882,330)	(9,675,046)
Deemed preferred stock dividend	—	(913,777)
Common stock issued in connection with anti-dilutive recalculation	—	(246,240)
Net loss attributable to common shareholders	$(9,882,330)	$(10,835,063)
NET LOSS PER COMMON SHARE - basic and diluted	$(0.77)	$(0.91)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	12,780,503	11,899,272

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Years Ended December 31, 2007 and 2006

	Series A Preferred Stock $.001 Par Value		Common Stock $.001 Par Value				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity(Deficiency)
Balance, December 31, 2005	—	$—	11,538,730	$11,539	$15,480,037	$(16,558,228)	$(1,066,652)
Common stock issued in connection with anti-dilutive recalculation	—	—	76,000	76	246,164	(246,240)	—
Deemed preferred stock dividend	—	—	—	—	—	(913,777)	(913,777)
FAS 123R Stock Option Compensation	—	—	—	—	3,911,640	—	3,911,640
Amortization of deferred compensation — consultants	—	—	—	—	291,487	—	291,487
Cumulative effect of warrant liability adjustment	—	—	—	—	1,911,520	785,381	2,696,901
Issuance of warrants in connection with notes payable	—	—	—	—	460,572	—	460,572
Common stock issued for notes payable	—	—	92,685	92	226,985	—	227,077
Issuance of warrants in connection with offering	—	—	—	—	145,026	—	145,026
Debt discounts in connection with notes payable	—	—	—	—	4,091,402	—	4,091,402
Sales of preferred stock, net of placement fees	28	—	170,000	170	1,386,077	—	1,386,247
Conversion of Series A convertible preferred stock	(23)	—	466,667	467	(467)	—	—
Common stock issued in connection with notes payable	—	—	110,000	110	333,690	—	333,800
Common stock issued for services	—	—	125,983	126	422,375	—	422,501
Net loss	—	—	—	—	—	(9,675,046)	(9,675,046)
Balance, December 31, 2006	5	—	12,580,065	12,580	28,906,508	(26,607,910)	2,311,178
FAS 123R Stock Option Compensation	—	—	—	—	3,196,044	—	3,196,044
Amortization of deferred compensation — consultants	—	—	—	—	266,040	—	266,040
Conversion of Series A convertible preferred stock	(3)	—	60,000	60	(60)	—	—
Issuance of warrants in connection with notes payable	—	—	—	—	1,214,458	—	1,214,458
Common stock issued for services	—	—	300,000	300	149,700	—	150,000
Net loss	—	—	—	—	—	(9,882,330)	(9,882,330)
Balance, December 31, 2007	2	$—	12,940,065	$12,940	$33,732,690	$(36,490,240)	($2,744,610)

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,882,330)	$(9,675,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,439	34,716
Amortization of debt issuance costs	10,954	12,480
Amortization of debt discount	2,021,396	354,190
Amortization of deferred offering costs	207,202	43,361
Amortization of deferred compensation	266,040	291,487
Stock-based compensation	3,196,046	3,911,640
Settlement expense related to debt conversion	—	180,827
Loss on revaluation of warrant liability	—	192,914
Common stock issued for services	150,000	422,500
Interest expense in connection with grant of warrants	—	460,572
Changes in assets and liabilities:
Notes receivable	(1,178,386)	(109,848)
Accounts receivable	(11,394)	(45,176)
Prepaid expenses and other	(141,276)	(4,981)
Accounts payable	83,560	56,405
Accrued expenses	308,158	212,627
Deferred revenue	(43,050)	47,212
Total adjustments	4,914,689	6,060,926
Net cash used in operating activities	(4,967,641)	(3,614,120)
Cash flows from investing activities:
Purchase of property and equipment	(5,209)	(110,457)
Net cash used in investing activities	(5,209)	(110,457)
Cash flows from financing activities:
Proceeds from notes payable	825,000	5,110,000
Proceeds from loan payable	250,000	—
Placement fees in connection with notes payable	—	(263,264)
Repayment of notes payable	(598,362)	(101,634)
Repayment of loan payable	(212,916)	(26,225)
Proceeds from mandatory redeemable Series B preferred stock	2,000,000	—
Proceeds from sale of Series A preferred stock	—	1,700,000
Placement fees and other expenses paid	(116,810)	(313,923)
Net cash provided by financing activities	2,146,912	6,104,954
Net (decrease) increase in cash	(2,825,938)	2,380,377
Cash - beginning of year	3,146,841	766,464
Cash - end of year	$320,903	$3,146,841
Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$—	$—
Interest	$351,939	$77,355
Non-cash investing and financing activities:
Common stock issued for debt and accrued interest	$1,214,458	$5,208,358
Common stock issued in connection with notes payable	$—	$333,800

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

The Company has four operating subsidiaries. Xeni Medical Systems, Inc. ("Xeni Medical") was incorporated under the laws of the state of Delaware on July 21, 2004.  Xeni Medical provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to it’s ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can improve daily insurance claims transaction processing, administration and management. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005. Xeni Financial offers financing and advances to health care providers secured by claims processed through the MDwerks system. Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Xeni Billing offers health care providers billing services facilitated through the MDwerks system. Patient Payment Solutions, Inc. (“PPS”) was incorporated under the laws of the state of Florida on May 30, 2007.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including additional institutional financing similar to financing described in Note 4, provide the opportunity for the Company to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company has a stockholders’ deficiency of $2,744,610 and a working capital deficiency of $3,193,382 at December 31, 2007.

Basis of presentation

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, Xeni Medical, Xeni Financial, Xeni Billing and PPS. All significant intercompany balances and transactions have been eliminated.

Certain amounts previously reported for in 2006 have been reclassified to conform to the classifications used in 2007. Such reclassifications have no effect on the reported net loss.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

The carrying amounts reported in the consolidated balance sheet for cash, notes receivable, accounts payable and accrued expenses, notes payable, loans payable approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At December 31, 2007, the Company was $3,000 in excess of the $100,000 limit on one account. The Company has not experienced any losses on these accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $28,000 and $103,000 for the years ended December 31, 2007 and 2006, respectively.

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

The Company, through its subsidiaries, provides advance funding for medical claims and term loan services to unaffiliated healthcare providers that are customers of the Company. The customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its Customers to third party payers (the ‘‘Payers’’). The advances are repaid through the remittance of payments of Customer medical claims, by Payers, directly to the Company. The Company can withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, potential common stock and potentially dilutive securities outstanding during each period. For the years ended December 31, 2007 and 2006, the Company had outstanding options to purchase an aggregate of 3,514,250 and 2,876,250 shares of common stock, respectively, warrants to purchase an aggregate of 5,733,012 and 2,566,345 shares of common stock, respectively, 40,000 and 100,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock and 888,888 and 0 shares of common stock, respectively, issuable upon conversion of Series B preferred stock which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the years ended December 31, 2007 and 2006 since the impact of the stock options and warrants would be antidilutive.

Stock-based compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (‘‘SFAS No. 123R’’) utilizing the modified prospective method. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the consolidated financial statements.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

In December 2007, the FASB issued two new pronouncements, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB N0. 51 and SFAS No. 141 (revised 2007) Business Combinations. Both pronouncements call for prospective reporting only and would not effect any current (or currently contemplated) transactions by the Company.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company has $66,985 of accounts receivable from implementation, processing, collection, other fees, and disbursements not yet collected as of December 31, 2007.

At December 31, 2007, the Company advanced five healthcare providers under lines of credit and note agreements, respectively, aggregating $1,652,079. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The notes receivable under note agreements are payable as the provider collects certain receivables. The Company charged the health care providers interest and other charges as defined in the agreements. At December 31, 2007, no amounts were past due.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At December 31, 2007 the Company has no allowance for doubtful accounts.

NOTE 3 — PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:

	Estimated Life
Office furniture and equipment	5-7 Years	$27,077
Computer equipment and software	3-5 Years	181,820
Total		208,897
Less: accumulated depreciation		(92,995)
Property and equipment, net		$115,902

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 — NOTES PAYABLE

On August 24, 2006, we received gross proceeds of $250,000 (net proceeds of $236,566, after expenses) in connection with a financing provided by an unrelated party. These notes bore interest at 7% per year, and both interest and principal were paid in full on October 1, 2007.

On August 24, 2006, we received gross proceeds of $110,000 (net proceeds of $100,000, after expenses) in connection with a financing provided equally by two unrelated parties. These notes bore interest at 10% per year, and both interest and principal were paid in full on the January 21, 2007 maturity date.

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd., an unaffiliated accredited institutional investor (”Gottbetter’’). Pursuant to the terms of a Securities Purchase Agreement that we entered into with Gottbetter in connection with the financing, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’).

The Senior Notes bear interest at the rate of 8% per year, payable monthly in arrears, commencing December 1, 2006. Subject to certain mandatory prepayment provisions, and events of default, unpaid principal and interest due under the Senior Notes, as amended, will become due and payable on January 1, 2011. The Senior Notes require monthly principal payments until the January 1, 2011 maturity date. The Senior Notes are convertible, at the option of the holder, into shares of our common stock at a price of $2.25 per share (the ‘‘Conversion Price’’), subject to adjustment for stock splits, stock dividends, or similar transactions, sales of our common stock at a price per share below the Conversion Price or the issuance of convertible securities or options or warrants to purchase shares of our common stock at an exercise price or conversion price that is less than the Conversion Price.

The Senior Notes provide for optional redemption by us at a redemption price equal to 110% of the face amount redeemed plus accrued interest.

Events of default will result in a default rate of interest of 15% per year and the holder may require that the Senior Note be redeemed at the Event of Default Redemption Price (as defined in the Senior Notes). The Event of Default Redemption Price includes various premiums depending on the nature of the event of default. Events of default include, but are not limited to,: (i) the failure to keep the registration statement covering shares underlying the Senior Notes, the Series D Warrants and the Series E Warrants effective, as required by the Registration Rights Agreement that we entered into with Gottbetter; (ii) suspension from trading on the OTC Bulletin Board; (iii) failure to timely deliver shares in the event the Senior Notes are converted; (iv) failure to reserve adequate shares for conversion of the Senior Notes; (v) failure to pay principal, interest or late charges when due; (vi) any default in the payment of other indebtedness in excess of $250,000; (vii) bankruptcy events; and (viii) judgments against us in excess of $250,000.

The Senior Notes also provide that in the event of a Change of Control (as defined in the Senior Notes), the holder may require that such holder's Senior Note be redeemed at the Change of Control Redemption Price (as defined in the Senior Notes). The Change of Control Redemption Price includes certain premiums in the event a Senior Note is redeemed in the event of a Change of Control.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

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

The Series E Warrants are exercisable at a price of $2.25 per share for a period of five years from the date of issuance, with the same provisions as the Series D Warrants.

We entered into a Security Agreement with Gottbetter. The Security Agreement, as amended, provides for a lien in favor of Gottbetter on all of our assets except for certain assets of our subsidiary, Xeni Financial.

Our subsidiaries entered into a Guaranty Agreement with Gottbetter, pursuant to which they have agreed to unconditionally guaranty our obligations under the Senior Notes and the documents entered into by us in connection the sale of the Senior Notes.

We also entered into a Registration Rights Agreement and amendments thereto with Gottbetter. Pursuant to the amended Registration Rights Agreement, we included in our registration statement that was declared effective on December 7, 2006, 2,777,778 shares underlying the Senior Notes. In addition to it being an event of default under the Senior Notes, if we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, the exercise price of the Series D and the Series E Warrants will immediately be reduced by $0.25 per share and then reduced by an additional $0.10 per share for each thirty day period thereafter that the registration statement is not filed or effective, as the case may be, up to a maximum reduction of $0.65.

On August 31, 2007 we received proceeds of $250,000 in connection with a financing provided by Vicis Capital Master Fund (“Vicis”), an unaffiliated accredited investor. In connection with the financing, we issued a 31-day Convertible Note to Vicis in the original principal amount of $250,000 (the “Vicis Convertible Note”).

On September 28, 2007 we received net proceeds of $1,633,190 in connection with a financing provided by Vicis. The total deferred offering costs incurred with this financing were $116,810 and are being amortized over twelve months. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 — NOTES PAYABLE (continued)
In connection with the Sale of the Series B Preferred Stock the Company entered into an Amendment, Consent and Waiver agreement with Gottbetter (the “Consent and Waiver Agreement”).

Securities Purchase Agreement

The Securities Purchase Agreement provided for the sale of (i) 200 shares of Series B Preferred Stock (ii) Series F Warrants to purchase an aggregate of 1,500,000 shares of Common Stock and (iii) Series G Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. Pursuant to the Securities Purchase Agreement, the aggregate purchase price for the Series Preferred Stock, the Series F Warrants and the Series G Warrants was $2,000,000. Payment was made by $1,691,445 in cash, the conversion of $251,555 in principal and interest of the Vicis Convertible Note and deduction of certain closing expenses.

The Convertible Series B Preferred Stock is as follows at December 31, 2007:

Mandatory Redeemable Convertible Series B Preferred Stock	$2,000,000
Less: unamortized discount on Preferred Stock	(653,674)
Series B Preferred Stock, net of discount of $653,674	$1,346,326

The Securities Purchase Agreement provides to Vicis, for a period of eighteen months after the closing date, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us.

The Securities Purchase Agreement contains certain restrictions on our ability to: (i) declare dividends; (ii) reclassify, combine or reverse split our Common Stock; (iii) incur liens; (iii) incur certain types of indebtedness; (iv) issue classes of securities senior to, or pari passu with, the Series B Preferred Stock; (v) liquidate or sell a substantial portion of our assets; (vi) enter into transactions that would result in a Change of Control (as defined in the Securities Purchase Agreement); (vi) amend our charter documents in a way that adversely affects the rights of Vicis; (vii) except through Xeni Financial, make loans to, or advances or guarantee the obligations of, third parties; (viii) make intercompany transfers; (ix) engage in transactions with officers, directors, employees or affiliates; (x) divert business to other business entities; (xi) make investments in securities or evidences of indebtedness (excluding of loans made by Xeni Financial) in excess of $250,000 in a calendar year; and (xii) file registration statements.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

The Securities Purchase Agreement also contains customary representations, warranties, covenants and indemnification provisions for transactions of the type entered into between the Company and Vicis.

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

Holders of Series B Preferred Stock have the option to require us to redeem shares of Series B Preferred Stock in the event of a Change of Control (as defined in the Certificate of Designations).

Holders of Series B Preferred Stock are entitled to vote on matters submitted to our stockholders as if the Series B Preferred Stock had been converted into shares of Common Stock pursuant to the terms of the Certificate of Designations. To the extent the holders of Series B Preferred Stock are required to vote separately, as a class, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock will be required to approve the matter to be voted upon.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

Series G Warrants

The Series G Warrants are exercisable at a price of $2.50 per share for a period of seven years from the date of issuance, with the same provisions as the Series F warrants.

Security Agreement

We, along with our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Security Agreements with Vicis. The Security Agreements provide for liens in favor of Vicis on all of our assets, including the assets of each of our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial.

Guaranty Agreement

Our subsidiaries, MDwerks, Xeni Medical, Xeni Financial, Xeni Billing, and PPS entered into Guaranty Agreements with Vicis, pursuant to which they have agreed to unconditionally guaranty our obligations under the Series B Preferred Stock and the documents entered into by us in connection with the sale of the Series B Preferred Stock.

Registration Rights Agreement

We entered into a Registration Rights Agreement with Vicis. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock, the Series F Warrants and the Series G Warrants within 365 calendar days after the closing date. If we fail to maintain the effectiveness of the registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 2% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that the registration statement is not filed or effective, as the case may be. The cash penalty is limited to 15% of the aggregate stated value of the Series B Preferred Stock.

The Registration Rights Agreement also provides for piggyback registration rights.

Amendment, Consent & Waiver Agreement

In connection with the transactions described above, we entered into the Consent and Waiver Agreement (the “Consent and Waiver Agreement”) with Gottbetter, whereby, among other things: (i) Gottbetter consented to the transactions described above, (ii) Gottbetter agreed to delay, until February 1, 2008, principal payments under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on October 19, 2006 (the “October Note”) and under the Senior Secured Convertible Note issued by the Corporation to Gottbetter on November 9, 2006 (the “November Note”), (iii) Gottbetter agreed that its right of first refusal with respect to subsequent financings will be on a pro rata, pari passu basis with Vicis and (v) Gottbetter released its security interest in certain collateral of Xeni Financial.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 4 — NOTES PAYABLE (continued)

Also in connection with the transactions described above, the conversion price of the Gottbetter Series E Warrants were reduced to $2.25 per share subject to further adjustment, and the number of Warrant Shares for which such warrants may be exercised were increased to 541,666 and 2/3 shares subject to further adjustment. The additional warrants were recorded as $84,117 of debt discount and are being amortized over four months through January 2008.

In consideration of Gottbetter entering into the Consent and Waiver Agreement, we issued to Gottbetter a Series D Warrant to purchase 500,000 shares of our Common Stock at a price of $2.25 per share.

Amended & Restated Notes

In order to memorialize the extension of the principal payment date to February 1, 2008 in the October Note and the November Note, we issued to Gottbetter an amended and restated October Note and an amended and restated November Note.

On December 3, 2007 we received gross proceeds of $575,000 in connection with a financing provided by Vicis. In connection with the financing, we issued a Convertible Note to Vicis in the original principal amount of $575,000 (the “Note”). The Note bears interest at the rate of 8% per year. Subject to certain prepayment provisions, unpaid principal and interest due under the Note will become due and payable on December 2, 2008.

The promissory notes are as follows at December 31, 2007:

Notes payable	$5,575,000
Less: unamortized discount on notes payable	(2,566,395)
Notes payable, net	3,008,605
Less current portion	(2,942,842)
Notes payable, net of discount of $2,566,395, less current portion	$65,763

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $69,559. The loan bears interest at 8% per annum and is payable on a monthly basis. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

The Company also has a loan payable to a customer of the Company in the amount of $250,000. This customer provided this non-interest bearing loan to assist with interim financing and to fund equipment purchases incurred on behalf of the customer. A repayment of $210,000 was made to the customer in October of 2007 and the net balance due at December 31, 2007 is $40,000.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

Between February 1, 2006 and June 30, 2006, the Company conducted a series of closings under private placement offering of Units consisting of one share of Series A Convertible Preferred Stock and a three-year warrant to purchase up to 20,000 shares of the Company’s Common Stock at a purchase price of $3.00 per share. The Company sold an aggregate of 28.3 Units to accredited investors pursuant to the terms of a confidential private placement memorandum, dated February 1, 2006, used in connection with this offering. The Company realized net proceeds from this private placement of $1,386,077 after payment of commissions and expenses. Between August 11, 2006 and December 31, 2006, 23.3 shares of Series A Convertible Preferred Stock were converted into 466,667 shares of common stock. In 2007, 3 shares of Series A Convertible Preferred Stock were converted into 60,000 shares of common stock leaving 2 Series A Convertible Preferred Shares outstanding as of December 31, 2007.

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
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

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

The Company is authorized to issue 250 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. On September 28, 2007, 200 shares of Series B preferred stock were issued in connection with the Securities Purchase Agreement. As of December 31, 2007, there are 200 Series B Convertible Preferred Stock shares issued and outstanding.

Common stock

On January 1, 2006, the Company issued 76,000 shares of the Company’s common stock to certain stockholders pursuant to agreements to offset the effect of dilutive financing of the Xeni Companies. The shares issued were valued at the fair value at the date of issuance of $246,240 and were charged to expense.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock (continued)

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

Between August 11, 2006 and December 31, 2006, 23.3 shares of Series A Convertible Preferred Stock were converted into 466,667 shares of common stock.

On May 29, 2007, the Company issued 150,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $75,000 or $0.50 per share. For the year ended December 31, 2007, in connection with these shares, the Company recorded stock-based consulting expense of $75,000.

On May 29, 2007, the Company issued 50,000 shares of common stock to a Director of the Company in consideration for services rendered. The shares were issued at the fair value at the date of the issuance of $25,000 or $0.50 per share. For the year ended December 31, 2007, in connection with these shares, the Company recorded stock-based consulting expense of $25,000.

On May 29, 2007, the Company issued 100,000 shares of common stock to consultants for services rendered. The shares were issued at the fair value at the date of the issuance of $50,000 or $0.50 per share. For the year ended December 31, 2007, in connection with these shares, the Company recorded investor relation expenses of $50,000.

In 2007, 3 shares of Series A Convertible Preferred Stock were converted into 60,000 shares of common stock.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock options

In November 2005, the Company and its stockholders approved the MDwerks, Inc. 2005 Incentive Compensation Plan (the ‘‘Incentive Plan’’). The Incentive Plan covers grants of stock options, grants of equity securities, dividend equivalents and other customary items covered by such plans. Persons eligible to receive awards under the Incentive Plan are the officers, directors, employees, consultants and other persons who provide services to the Company or any related entity (as defined in the Incentive Plan). The Incentive Plan will be administered by the Company’s Compensation Committee; however, the Board of Directors can exercise any power or authority granted to the Compensation Committee under the Incentive Plan, unless expressly provided otherwise in the Incentive Plan. The Company reserved 10,000,000 shares of its authorized common stock for issuance pursuant to grants under the Incentive Plan.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock options (continued)

On September 27, 2007, the Company granted options to purchase 175,000 shares of common stock of the Company under the Incentive Plan. The options are exercisable at $0.67 per share. The options either vest 1/3 immediately and 1/3 each year over the next two years or vest over the next three years and expire on September 27, 2017. The fair value of these options was approximately $119,000 using the Black-Scholes pricing model. The assumptions used were: interest free rate of 4.23%, 116% volatility, 10-year term and no expected dividends.

On December 31, 2007, the Company granted options to purchase 483,000 shares of common stock to Directors of the Company under the Incentive Plan. The options are exercisable at $0.38 per share. The options vest immediately and expire on December 31, 2017. The fair value of these options was approximately $173,880 using the Black-Scholes pricing model. The assumptions used were: interest free rate of 3.52%, 114% volatility, 10-year term and no expected dividends.

A summary of the status of the Company's outstanding stock options as of December 31, 2007 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	200,000	$3.25
Granted	2,691,250	$3.03
Exercised	—	$—
Forfeited	(15,000)	$3.50
Outstanding at December 31, 2006	2,876,250	$3.04
Granted	658,000	$0.46
Exercised	—	$—
Forfeited	(20,000)	$1.39
Outstanding at December 31, 2007	3,514,250	$2.57	$0
Options exercisable at end of period	1,933,417	$2.71
Weighted-average fair value of options granted during the period	$0.46

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock options (continued)

The following information applies to options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	10.00	$0.38	483,000	$0.38
$0.67	175,000	9.75	$0.67	33,333	$0.67
$1.39	105,000	9.00	$1.39	95,000	$1.39
$2.25	1,025,000	8.75	$2.25	683,333	$2.25
$3.25	190,000	8.00	$3.25	126,667	$3.25
$3.40	860,000	8.00	$3.40	286,667	$3.40
$4.00 - $4.25	676,250	8.50	$4.03	225,417	$4.03
	3,514,250		$2.57	1,933,417	$2.71

In connection with granted stock options, the Company recognized stock-based compensation expense of $3,196,046 for the year ended December 31, 2007 and $3,911,640 for the year ended December 31, 2006. The stock based compensation for 2007 includes $173,880 for new options granted and $3,022,166 related to 2005 and 2006 options. As of December 31, 2007, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $1,311,181, which will be recognized through September 2010.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock warrants (continued)

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

On September 28, 2007 we received net proceeds of $1,633,190  in connection with a financing provided by Vicis. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share. These warrants were treated as a discount on the preferred stock and were valued at $877,980 to be amortized over the 12-month term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 7 years.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock warrants (continued)

 In consideration of Gottbetter entering into the Consent and Waiver Agreement, we issued to Gottbetter a Series D Warrant to purchase 500,000 shares of our Common Stock. The Series D Warrant is exercisable at a price of $2.25 per share for a period of five years from the date of issuance. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 to be amortized over the 4-month note extension term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

In connection with the September 28, 2007 transactions described in Note 4, the conversion price of the Gottbetter Series E Warrants were reduced to $2.25 per share subject to further adjustment, and the number of Warrant Shares for which such warrants may be exercised were increased to 541,666 and 2/3 shares subject to further adjustment. The additional warrants were treated as a discount on the secured promissory note and were valued at $84,117 to be amortized over the 4-month note extension term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

A summary of the status of the Company's outstanding stock warrants granted as of December 31, 2007 and changes during the period is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	704,400	$2.39
Granted	1,861,945	$2.78
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	2,566,345	$2.67
Granted	3,166,667	$2.21
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2007	5,733,012	$2.42
Common stock issuable upon exercise of warrants	5,733,012	$2.42

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$1.25	199,000	2.50	$1.25	199,000	$1.25
$1.50	56,667	3.50	$1.50	56,667	$1.50
$2.25	3,027,778	5.50	$2.25	3,027,778	$2.25
$2.50	1,640,400	4.50	$2.50	1,640,400	$2.50
$3.00	579,167	1.40	$3.00	579,167	$3.00
$3.76	225,000	1.80	$3.76	225,000	$3.76
$4.00	5,000	1.80	$4.00	5,000	$4.00
	5,733,012		$2.42	5,733,012	$2.42

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
December 31, 2007

NOTE 6 — STOCKHOLDERS’ EQUITY (DEFICIENCY) (continued)

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

The Company has net operating loss carryforwards for tax purposes totaling approximately $9,457,000 at December 31, 2007, expiring through the year 2027 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset by taxable income after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2007 and 2006:

	2007	2006
Computed "expected" tax benefit	(34.0)%	(34.0)%
State income taxes	(4.0)%	(4.0)%
Other permanent differences	21.7%	9.5%
Change in valuation allowance	16.3%	28.5%
Effective tax rate	0.0%	0.0%

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 7 — INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

2007
Tax benefit of net operating loss carryforward	$3,594,000
Non-qualified stock options	934,000
4,528,000
Valuation allowance	(4,528,000)
Net deferred tax asset	$—

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2007, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $878,000 from the prior year.

NOTE 8 — COMMITMENTS

Lease agreements

The Company sub-leased its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the year ended December 31, 2007 was $83,772. On February 1, 2008, the Company was assigned the master lease and a 5-year lease option was exercised which extends the master lease until June 2013.

Employment agreements

Effective January 1, 2006, each of Howard B. Katz, Solon L. Kandel, Vincent Colangelo, and Stephen W. Weiss entered into an employment agreement with us. The employment agreement with Mr. Katz was extended on December 31, 2007 to a term expiring on December 31, 2010. The employment agreement with Mr. Colangelo extends for a term expiring on December 31, 2009. The employment agreements with Messrs. Kandel and Weiss expired on December 31, 2007 and are being extended on a month-to-month basis. Pursuant to these employment agreements, Mr. Katz has agreed to devote substantially all of his time, attention and ability, and Messrs. Kandel, Colangelo and Weiss have each agreed to devote all of their time, attention and ability, to our business as our Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, respectively. The employment agreements provide that Messrs. Katz, Kandel, Colangelo, and Weiss will receive a base salary during calendar year 2007 at an annual rate of $225,000, $200,000, $175,000, and $165,000 for services rendered in such positions. Mr. Kandel agreed to defer payment on his entire 2007 annual base salary increase of $25,000 and Mr. Colangelo agreed to defer payment of $15,000 of his 2007 annual base salary increase of $25,000. During calendar years 2008 and 2009 under the employment agreements for Messrs. Katz and Colangelo, their annual base salaries will be increased to $300,000 and $330,000, respectively, for Mr. Katz, and $200,000 and $220,000, respectively, for Mr. Colangelo. During calendar years 2010, under the employment agreement for Mr. Katz, the annual base salary will be increased to $363,000. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals. The cash bonuses range from up to 25% of the executive’s annual base salary for Mr. Weiss, up to 100% of the executive’s annual base salary for Messrs. Kandel and Colangelo, and up to 150% of the executive’s annual base salary for Mr. Katz. The cash bonuses for Messrs. Katz, Kandel and Colangelo include a minimum bonus due of 40%, 25% and 25% respectively. Messrs. Katz, Kandel, and Colangelo have agreed to defer payment on their 2007 bonuses, to which they were entitled. Each of our executive officers is entitled to participate in our 2005 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive officer up to a specified monthly amount for the business use of his or her personal car and cell phone. The employment agreements provide for termination by us upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement or, if longer, for three years in the case of Mr. Katz and two years in the case of Mr. Colangelo. Messrs. Katz, Kandel and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted under our 2005 Incentive Compensation Plan. We intend to obtain commitments for key-man life insurance policies for our benefit on the lives of Messrs. Katz, Kandel and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, we have agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Katz, Kandel and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 8 — COMMITMENTS (continued)

In the event of a change of control of our company, Messrs. Katz and Colangelo may terminate their employment with us within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 9 — SUBSEQUENT EVENTS

On January 17, 2008 we filed an amended and restated Certificate of Designations (as amended and restated, the “Certificate of Designations”) with the Secretary of State of the State of Delaware, to, among other things, increase the number of authorized shares of Series B Preferred Stock from 250 shares to 325 shares.

On January 18, 2008, we received net proceeds of $500,000 in connection with a financing provided by Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued 50 shares of Series B Preferred Stock, a seven year Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock a price of $2.50 per share.

The Securities Purchase Agreement, dated January 18, 2008, by and between Vicis and us (the “January Securities Purchase Agreement”) provides that our obligations to Vicis under the Series B Preferred Stock, the January Securities Purchase Agreement and the various transaction documents entered into in connection with the January Securities Purchase Agreement (the “January Transaction Documents”) are secured by a lien on all of our assets pursuant to the Security Agreement, dated September 28, 2007, between us and Vicis

The January Securities Purchase Agreement further provides that our obligations under the Series B Preferred Stock, the January Securities Purchase Agreement and the January Transaction Documents are guaranteed by each of our subsidiaries pursuant to the terms of the Guaranty Agreements, dated September 28, 2007, between Vicis and each of our subsidiaries in September 2007.

The January Securities Purchase Agreement also provides that the guaranty obligations of our subsidiaries in connection with the January Securities Purchase Agreement and the January Transaction Documents are secured by the liens on all of the assets of each our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp., created pursuant to the Security Agreements, previously entered into by and between our subsidiaries and Vicis in September 2007.

In connection with the sale of the Series B Preferred Stock, we amended the Registration Rights Agreement, previously entered into, by and between Vicis and us in September 2007 pursuant to which we agreed, in addition to registering the securities previously covered by such Registration Rights Agreement, to register for resale, the shares of our common stock into which the Series B Preferred Stock sold pursuant to the January Securities Purchase Agreement is convertible and the shares of our common stock for which the Series F Warrants and the Series G Warrants sold pursuant to the January Securities Purchase Agreement are exercisable.

On March 1, 2008, the Company and Gottbetter amended the Senior Notes to extend the maturity date of the Senior Notes to January 1, 2011 and to delay principal payments until March 1, 2008, if the Company is able to secure additional financing by March 31, 2008. If the Company is unable to secure additional financing by March 31, 2008, the amendment to the Senior Notes will be void and of no force and effect. In consideration of the amendment to the Senior Notes, if the Company is able to obtain at least $5,000,000 in additional financing, MDwerks, Inc. will issue to Gottbetter 2,000,000 warrants at an exercise price to be determined at the time of the financing. We are in discussions with Vicis regarding the provision of additional financing.