Form 10KSB/A
period 2007-12-31
MDwerks, Inc.
filed 2008-04-11
CIK 1295514

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

Explanatory Note: This amendment is being filed to amend and restate the section titled “Competition” under Part I, Item 1 of the issuers Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 27, 2008.

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

We understand OrthoMart provides a web based practice management system that offers services for commercial and government claims, including workers’ compensation type claims. We do not believe OrthoMart provides contract-based claims analysis, advance funding or automated account reconciliation functions. Like AthenaHealth and similar competitors, the provision of OrthoMart solutions may require a significant change in the provider’s office, and continue to rely on the combination of their system tools and office or external resources to perform many critical functions, which may be simplified or eliminated by our solutions. Our solutions connect into practice management systems and help enhance and optimize their use by the provider through the performance of functions outside of the office and by not requiring a fundamental change of process and technology in the office.

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

Competitive Analysis - Feature Comparison Chart

Features	MDwerks	ProviderPay	EMDEON	ATHENA	OrthoMart	EZDME
HIPAA Compliant EDI	X	X	X	X		X

Processes commercial and Medicare claims	X	X	X	X	X

Processes Worker’s Comp and Personal Injury claims	X		X		X	X

Processes DME and Pharmacy claims	X		X		X	X

Electronic claim submission to Medical Insurance companies	X	X	X	X

Electronic claim submission to Causality Insurance companies	X				X	X

Online claim status inquiry	X	X	X	X	X	X

Online patient eligibility verification	X		X	X

Fully managed network Payer Contract Service	X			X

In-depth real-time clinical claim edits and error analysis	X	X		X

Automatic data table updates (CPTs, ICDs, and Fee Schedules)	X		X	X

Advanced reporting and statistical analysis	X			X

Electronic remittance processing (ERA)	X	X	X	X		X

Automatic payment posting and reconciliation	X		X			X

Funding/Purchasing of medical receivables	X	X

Full Web-based platform (ASP)	X	X	X	X	X	X

Full conversion of all paper ERA’s to electronic HIPAA compliant EDI	X

Comprehensive Billing and Collections Service	X			X

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
Name: Howard B. Katz Title: Chief Executive Officer Date: April 11, 2008

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Howard B. Katz	Chief Executive Officer and	April 11, 2008
Howard B. Katz	Director (Principal Executive Officer)

/s/ Vincent Colangelo	Chief Financial Officer and	April 11, 2008
Vincent Colangelo	Secretary (Principal Accounting
and Financial Officer)

/s/ Solon Kandel	President and Director	April 11, 2008
Solon Kandel

/s/ Adam Friedman	Controller	April 11, 2008
Adam Friedman

/s/ David M. Barnes	Director	April 11, 2008
David M. Barnes

/s/ Peter Dunne	Director	April 11, 2008
Peter Dunne

/s/ Paul Kushner	Director	April 11, 2008
Paul Kushner