Form 10-Q
period 2008-03-31
MDwerks, Inc.
filed 2008-05-15
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______ to _________

Commission File Number: 333-118155

MDWERKS, INC.
(Exact name of registrant as specified in charter)

Delaware	33-1095411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Windolph Center, Suite I
1020 N.W. 6th Street
Deerfield Beach, FL 33442
(Address of principal executive offices)(Zip Code)

(954) 389-8300
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,940,065 shares at May 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

MDWERKS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets As of March 31, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2008 and 2007	5
Notes to Unaudited Consolidated Financial Statements	6-22
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	23-29
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	29
Item 4 - Controls and Procedures	29
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	30
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3 - Defaults Upon Senior Securities	30
Item 4 - Submission of Matters to a Vote of Security Holders	30
Item 5 - Other Information	30
Item 6 - Exhibits	30

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$6,928,582	$320,903
Notes receivable, net of allowance of $125,000 for March 31, 2008 and $0 for December 31, 2007	1,511,091	1,652,079
Accounts receivable	79,424	66,985
Prepaid expenses and other	203,544	215,073
Total current assets	8,722,641	2,255,040
Long-term assets:
Property and equipment, net of accumulated depreciation of $102,791 for March 31, 2008 and $92,995 for December 31, 2007	106,106	115,902
Debt issuance and offering costs, net of accumulated amortization of $324,265 for March 31, 2008 and $273,997 for December 31, 2007	520,259	400,246
Total assets	$9,349,006	$2,771,188
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Notes payable, less long-term portion	$1,944,444	$2,942,842
Mandatory Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,250 shares authorized;1,000 shares issued and outstanding at March 31, 2008 and 250 shares authorized; 200 shares issued and outstanding at December 31, 2007	—	1,346,326
Loans payable	69,559	109,559
Accounts payable	456,906	351,482
Accrued expenses	748,391	686,917
Deferred revenue	11,107	11,296
Total current liabilities	3,230,407	5,448,422
Long-term liabilities:
Notes payable, net of discount of $2,900,548 at March 31, 2008 and $2,566,395 at December 31, 2007, less current portion	155,008	65,763
Deferred revenues, less current portion	3,701	1,613
Total liabilities	3,389,116	5,515,798
Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 2 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,940,065 shares issued and outstanding at March 31, 2008 and December 31, 2007	12,940	12,940
Additional paid-in capital	45,081,578	33,732,690
Accumulated deficit	(39,134,628)	(36,490,240)
Total stockholders' equity (deficiency)	5,959,890	(2,744,610)
Total liabilities and stockholders' equity (deficiency)	$9,349,006	$2,771,188

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue:
Service fees	$162,242	$119,908
Financing income	41,219	13,977
Total revenue	203,461	133,885
Operating expenses:
Compensation	902,102	1,417,321
Consulting expenses	65,481	162,697
Professional fees	164,688	125,547
Selling, general and administrative	290,890	409,019
Total operating expenses	1,423,161	2,114,584
Loss from operations	(1,219,700)	(1,980,699)
Other income (expense):
Interest income	1,924	28,239
Interest expense	(766,639)	(517,498)
Loss on extinguishment of debt	(660,122)	—
Other income (expense)	149	—
Total other income (expense)	(1,424,688)	(489,259)
Net loss	$(2,644,388)	$(2,469,958)
NET LOSS PER COMMON SHARE - basic and diluted	$(0.20)	$(0.20)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	12,940,065	12,580,065

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,644,388)	$(2,469,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,796	10,700
Amortization of debt issuance cost	—	5,360
Amortization of debt discount	1,264,742	411,409
Amortization of deferred offering costs	73,698	44,499
Amortization of deferred compensation	22,168	66,510
Bad debt	125,000	—
Stock-based compensation	381,505	910,653
Changes in assets and liabilities:
Notes receivable	15,988	(129,165)
Accounts receivable	(12,439)	12,509
Prepaid expenses and other	11,529	(9,595)
Accounts payable	105,424	(95,209)
Accrued expenses	61,474	(36,267)
Deferred revenues	1,898	(8,836)
Total adjustments	2,060,783	1,183,568
Net cash used in operating activities	(583,605)	(1,286,390)
Cash flows from investing activities:
Purchase of property and equipment	—	(1,716)
Net cash used in investing activities	—	(1,716)
Cash flows from financing activities:
Repayment of notes payable	(575,000)	(124,629)
Repayment of loan payable	(40,000)	(2,916)
Proceeds from sale of Mandatory Redeemable Series B preferred stock	8,000,000	—
Placement fees and other expenses paid	(193,716)	—
Net cash provided (used in) by financing activities	7,191,284	(127,545)
Net increase (decrease) in cash	6,607,679	(1,415,651)
Cash - beginning of period	320,903	3,146,841
Cash - end of period	$6,928,582	$1,731,190
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$66,666	$108,254

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including institutional financing described in Note 4, provide the opportunity for the Company to continue as a going concern.

The Company has raised funds in the first quarter of 2008 through the sale of preferred stock. As reflected in the accompanying consolidated financial statements, the Company has stockholders’ equity of $5,809,301 and working capital of $5,492,234 at March 31, 2008.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in the Form 10-KSB of the Company as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At March 31, 2008, the Company was approximately $6,700,000 in excess of the $100,000 limit. The Company has not experienced any losses on these accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $2,001 and $34,293 for the three months ended March 31, 2008 and 2007, respectively.

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
MARCH 31, 2008

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2008 and 2007, the Company had outstanding options to purchase an aggregate of 3,514,250 and 2,876,250 shares of common stock, respectively and warrants to purchase an aggregate of 57,566,346 and 2,733,012 shares of common stock, respectively, 40,000 and 100,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 0 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 2,222,222 and 2,222,222 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three months ended March 31, 2008 and 2007 since the impact of the stock options and warrants would be antidilutive.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had $79,424 of accounts receivable as of March 31, 2008 and 66,985 as of December 31, 2007 from implementation, processing, collection, and other fees, and disbursements not yet collected.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible.

At March 31, 2008, the Company advanced six healthcare providers under lines of credit and note agreements, respectively, aggregating $1,636,091. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The notes receivable under note agreements are payable as the provider collects certain receivables. The Company charged the healthcare providers interest and other charges as defined in the agreements. At March 31, 2008, no amounts were past due, but an allowance for doubtful accounts of $125,000 was recorded for one note receivable due to the company’s estimate of the note holder’s ability to pay. At December 31, 2007, the Company had $1,652,079 of notes receivable.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2008	December 31, 2007
Office furniture and equipment	5-7 Years	$27,077	$27,077
Computer equipment and software	3-5 Years	181,820	181,820
Total		208,897	208,897
Less: accumulated depreciation		(102,791)	(92,995)
Property and equipment, net		$106,106	$115,902

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd. (in liquidation, an unaffiliated accredited institutional investor (”Gottbetter’’). Pursuant to the terms of a Securities Purchase Agreement that we entered into with Gottbetter in connection with the financing, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five year Series E Warrants to purchase 375,000 shares of our common stock at a price of $3.25 per share (‘‘Series E Warrants’’).

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

In connection with an extension until February 1, 2008 of repayment of principal on the Senior Notes described above, the Company granted to Gottbetter an additional five year Series D warrants to purchase 500,000 shares of its common stock at an exercise price of $2.25 per share which warrants expire on September 27, 2012. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 amortized over the 4-month extension. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

In order to memorialize the extension of the principal payment date to February 1, 2008 in the October Note and the November Note, we issued to Gottbetter an amended and restated October Note and an amended and restated November Note.

In connection with obtaining the consent and waiver of Gottbetter to the financing provided by Vicis Capital Master Fund, an unaffiliated accredited investor (“Vicis”) described below, we entered into the Gottbetter Consent Agreement, pursuant to which Gottbetter agreed to waive its anti-dilution rights under the Series D Warrants, Series E Warrants and promissory notes that we previously issued to Gottbetter and Gottbetter consented to the financing provided by Vicis.

On December 3, 2007 we received gross proceeds of $575,000 in connection with a financing provided by Vicis. In connection with the financing, we issued a Convertible Note to Vicis in the original principal amount of $575,000 (the “Note”). The Note bears interest at the rate of 8% per year. Subject to certain prepayment provisions, unpaid principal and interest due under the Note was due and payable on December 2, 2008. On March 31, 2008 both interest and principal on this Note were paid in full as part of the March Securities Purchase Agreement described below.

As consideration for Gottbetter entering into the Gottbetter Consent Agreement, we issued to Gottbetter a Series I warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.75 per share. The Series I Warrant is exercisable for a period of five years from the date of issuance. The Series I Warrant may be exercised on a cashless basis to the extent that the resale of shares of common stock underlying the Series I Warrant is not covered by an effective registration statement. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series I Warrant, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series I Warrant and issuances of convertible securities with a conversion price below the exercise price of the Series I Warrant. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.46%; volatility of 117% and an expected term of 5 years.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

For the three months ended March 31, 2008, amortization of the debt discount on notes payable amounted to $418,760.

The promissory notes are as follows:

	March 31, 2008	December 31, 2007
Notes payable	$5,000,000	$5,575,000
Less: unamortized discount on notes payable	(2,900,548)	(2,566,395)
Notes payable, net	$2,099,452	$3,008,605
Less current portion	(1,944,444)	(2,942,842)
Notes payable, net of discount of $2,900,548, less current portion	$155,008	$65,763

On August 31, 2007 we received gross proceeds of $250,000 in connection with a financing provided by Vicis. In connection with the financing, we issued a 31-day Convertible Note to Vicis in the original principal amount of $250,000.

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 after repayment of the $250,000 31-day August 31, 2007 Convertible Note, interest and closing expenses) in connection with a financing provided by Vicis. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share. As security for our obligations, we, along with our subsidiaries entered into Security Agreements with the Investor, pursuant to which we granted a security interest in all of our assets, except for the accounts receivable and certain contract rights of Xeni Financial, to the Investor. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 7 years.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

On January 17, 2008 we filed an amended and restated Certificate of Designations (as amended and restated, the “Certificate of Designations”) with the Secretary of State of the State of Delaware, to, among other things, increase the number of authorized shares of Series B Preferred Stock from 250 shares to 325 shares.

On January 18, 2008, we received net proceeds of $500,000 in connection with a financing provided by Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued 50 shares of Series B Preferred Stock, a seven year Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock a price of $2.50 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.75%; volatility of 118% and an expected term of 7 years.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

We amended the Registration Rights Agreement, previously entered into, by and between Vicis and us in September 2007. We agreed, in addition to registering the securities previously covered by such Registration Rights Agreement, to register for resale, the common stock relating to convertible shares of our preferred stock and the Series F Warrants and the Series G Warrants that are exercisable pursuant to the January Securities Purchase Agreement.

On March 1, 2008, the Company and Gottbetter amended the Senior Notes to extend the maturity date of the Senior Notes to January 1, 2011 and to delay principal payments until March 1, 2008, since the Company was able to secure additional financing by March 31, 2008. If the Company was unable to secure additional financing by March 31, 2008, the amendment to the Senior Notes would have been void and of no force and effect. In consideration of the amendment to the Senior Notes, the Company issued to Gottbetter 1,000,000 Series I warrants. The Series I Warrants are exercisable at a price of $0.75 per share for a period of five years from the date of issuance.

On March 31, 2008, we received net proceeds of $6,809,794 in connection with a financing provided by Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated March 31, 2008 (the “March Securities Purchase Agreement”), pursuant to which we issued 750 shares of Series B Convertible Preferred Stock, par value $0.001 ( “Series B Preferred Stock”), a ten year Series H Warrant to purchase 53,333,334 shares of our common stock at a price of $0.75 per share (the “Series H Warrant”), and pursuant to which Vicis Surrendered for cancellation all Series F Warrants and all Series G Warrants held by Vicis, which warrants were exercisable in the aggregate for 3,125,000 shares of our common stock. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.46%; volatility of 117% and an expected term of 7 years.

For the three months ended March 31, 2008, amortization of the debt discount on mandatory redeemable convertible Series B preferred stock amounted to $845,982.

The mandatory redeemable convertible Series B preferred stock is as follows:

	March 31, 2008	December 31, 2007
Mandatory redeemable convertible Series B preferred stock	$10,000,000	$2,000,000
Less: unamortized discount on preferred stock	(10,000,000)	(653,674)
Mandatory redeemable convertible Series B preferred stock, net	$—	$1,346,326

In connection with the sale of the Series B Preferred Stock, we amended and restated the Registration Rights Agreement, dated September 28, 2007, by and between Vicis and us (as amended and restated, the “Amended and Restated Registration Rights Agreement”), pursuant to which, among other things, we agreed, to register for resale all of the shares of our common stock into which the outstanding Series B Preferred Stock is convertible and all of the shares of our common stock for which the Series H is exercisable.

In connection with obtaining the consent and waiver of Gottbetter to the financing provided by Vicis, we entered into an Amendment, Consent and Waiver Agreement (the “Gottbetter Consent Agreement”), pursuant to which (i) we issued to Gottbetter a five year Series I warrant to purchase one million shares of our common stock at an exercise price of $0.75 per share; (ii) Gottbetter agreed to waive its anti-dilution rights under the Series D Warrants, Series E Warrants and Promissory Notes that we previously issued to Gottbetter and (iii) Gottbetter consented to the financing provided by Vicis.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

March Securities Purchase Agreement

The March Securities Purchase Agreement provided for the sale by us to Vicis of (i) 750 shares of Series B Preferred Stock (ii) and a Series H Warrant to purchase an aggregate of 53,333,334 shares of our common stock at a price of $0.75 per share. Pursuant to the March Securities Purchase Agreement, the aggregate gross purchase price for the Series B Preferred Stock and the Series H Warrant was $7,500,000, which was paid by wire transfer of immediately available funds and the surrender for cancellation of a promissory note that we issued to Vicis in the principal amount of $575,000. Principal and accrued interest under the promissory note and $100,000 of Vicis’ expenses were applied against the purchase price.

The March Securities Purchase Agreement provides to Vicis, for a period of eighteen months after the closing date, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us. The right of first refusal is on a pro rata basis (based upon the amount invested) with Gottbetter.

The March Securities Purchase Agreement contains certain restrictions on our ability to: (i) declare dividends; (ii) reclassify, combine or reverse split our Common Stock; (iii) incur liens; (iii) incur certain types of indebtedness; (iv) issue classes of securities senior to, or pari passu with, the Series B Preferred Stock; (v) liquidate or sell a substantial portion of our assets; (vi) enter into transactions that would result in a Change of Control (as defined in the January Securities Purchase Agreement); (vii) amend our charter documents in a way that adversely affects the rights of Vicis; (viii) except through Xeni Financial Services, Corp., make loans to, or advances or guarantee the obligations of, third parties; (ix) make intercompany transfers; (x) engage in transactions with officers, directors, employees or affiliates; (xi) divert business to other business entities; (xii) make investments in securities or evidences of indebtedness (excluding loans made by Xeni Financial Services, Corp.) in excess of $250,000 in a calendar year; and (xiii) file registration statements.

Events of default under the March Securities Purchase Agreement include: (i) default in the payment of dividends on or the failure to redeem the Series B Preferred Stock when due; (ii) failure to perform the covenants contained in the Securities Purchase Agreement or the related transaction documents; (iii) suspension from listing on the OTC Bulletin Board or other exchange for 10 consecutive trading days; (iv) the failure to timely deliver shares of common stock upon conversion of the Series B Preferred Stock or exercise of the Series H Warrant ; (v) default in the payment of indebtedness in excess of $250,000; (vi) a judgment entered against us in excess of $250,000; and (vii) insolvency, bankruptcy and similar circumstances.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

The March Securities Purchase Agreement further provides that our obligations to Vicis under the Series B Preferred Stock, the March Securities Purchase Agreement and the various transaction documents entered into in connection with the March Securities Purchase Agreement (the “March Transaction Documents”) are secured by a lien on all of our assets pursuant to the Security Agreement, dated September 28, 2007, between us and Vicis (the “Company Security Agreement”).

Series B Preferred Stock

On March 31, 2008 we filed an amended and restated Certificate of Designations (as amended and restated, the “Certificate of Designations”) with the Secretary of State of the State of Delaware to, among other things, increase the number of authorized shares of Series B Preferred Stock from 325 shares to 1,250 shares.

The Certificate of Designations, which designates the rights, preferences, privileges and terms of the Series B Preferred Stock, provides that the Series B Preferred Stock will rank senior to other classes of Common Stock and Preferred Stock that are currently outstanding as to distributions of assets upon liquidation, dissolution or winding up and as to payment of dividends on shares of equity securities.

Each share of Series B Preferred Stock is entitled to cumulative dividends at the annual rate of 12% of the stated value of the Series B Preferred Stock. The stated value of each share of Series B Preferred Stock is $10,000. Dividends are payable in cash or additional shares of Series B Preferred Stock.

Each share of Series B Preferred Stock is convertible, at any time, at the option of the holder, into the number of shares of Common Stock determined by dividing the stated value of the Series B Preferred Stock by the conversion price. The initial conversion price of the Series B Preferred Stock is $0.75 per share.

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

To the extent that any shares of Series B Preferred Stock remain outstanding on March 31, 2010, each holder thereof shall have the option to either require us to redeem such holder’s shares of Series B Preferred Stock or convert such holder’s shares of Series B Preferred Stock into shares of Common Stock at the conversion price then in effect.

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

As of the March 31, 2008, there are 1,000 shares of Series B Preferred Stock issued and outstanding.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

Series H Warrant

The Series H Warrant is exercisable at a price of $0.75 per share for a period of ten years from the date of issuance. The Series H Warrant may be exercised on a cashless basis to the extent that the resale of shares of common stock underlying the Series H Warrant is not covered by an effective registration statement. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series H Warrant, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series H Warrant, issuances of convertible securities with a conversion price below the exercise price of the Series H Warrant.

As of March 31, 2008, the outstanding Series H Warrant is exercisable for an aggregate of 53,333,334 shares or our common stock.

Company Security Agreement

Pursuant to the terms of the March Securities Purchase Agreement, we agreed that the lien granted pursuant to the Company Security Agreement would, in addition to securing the obligations previously secured thereby, secure our obligations in connection with the March Securities Purchase Agreement, the March Transaction Documents and the Series B Preferred Stock issued in connection with the March Securities Purchase Agreement. The Company Security Agreement provides for a lien on all of our assets in favor of Vicis.

Guaranty Agreements

Pursuant to the terms of the March Securities Purchase Agreement, we agreed that the Guaranty Agreements would, in addition to applying to the obligations previously guaranteed thereby, apply to our obligations in connection with the March Securities Purchase Agreement, the March Transaction Documents and the Series B Preferred Stock issued pursuant to the January Securities Purchase Agreement. The Guaranty Agreements provide for unconditional guaranties of the obligations guaranteed thereunder.

Guarantor Security Agreements

Pursuant to the terms of the March Securities Purchase Agreement, we agreed that the security interests granted by our subsidiaries pursuant to the Guarantor Security Agreements would, in addition to securing the obligations previously secured thereunder, secure the obligations of our subsidiaries under the Guaranty Agreements insofar as those obligations related to the January Securities Purchase Agreement, the March Transaction Documents and the Series B Preferred Stock issued pursuant to March Securities Purchase Agreement. The Guarantor Security Agreements provide for liens in favor of Vicis on all of the assets of each of our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 — NOTES PAYABLE (continued)

Amended and Restated Registration Rights Agreement

Pursuant to the Amended and Restated Registration Rights Agreement, we agreed to register for resale, the shares of our common stock into which the Series B Preferred Stock is convertible and the shares of our common stock for which the Series H Warrant is exercisable.

The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock and the Series H warrant within 60 days after the closing date. We are only required to register up to thirty percent of the number of outstanding shares of common stock in such registration statement and then file subsequent registration statements after the later of (i) sixty days following the sale of the securities covered by the initial registration statement or any subsequent registration statement and (ii) six months following the effective date of the initial registration statement or any subsequent registration statement. We are required to cause the initial registration statement to become effective on or before the date which is 150 calendar days after the closing date if the Securities and Exchange Commission (the “SEC”) does not review the registration statement or 180 calendar days after the closing if the registration statement receives a full review by the SEC. If we fail to file a registration statement in the time frame required, fail to file a request for acceleration in the time frame required, or fail to maintain the effectiveness of a registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 1.5% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that such registration statement is not filed or effective, as the case may be. The cash penalty is limited to 9% of the aggregate stated value of the Series B Preferred Stock. The cash penalty will not apply to the registration of shares of common stock underlying the Series H Warrant. The Registration Rights Agreement also provides for piggyback registration rights.

NOTE 5 — LOAN PAYABLE

The Company has a loan payable to an unrelated individual in the amount of $69,559 at March 31, 2008 and December 31, 2007. The loan bears interest at 8% per annum and is payable on a monthly basis. The loan shall be repaid proportionally upon repayment of certain of the Company’s notes receivable.

The Company also had a net loan payable at December 31, 2007 to a customer of the Company in the amount of $40,000. During March 2008, the remaining $40,000 of this loan payable was paid in full to the customer.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 100,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2008, there are 12,940,065 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

The Company issued 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Between February 1, 2006 and June 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and March 31, 2008, 26.3 shares of Series A Convertible Preferred Stock were converted into 526,667 shares of common stock leaving 2 Series A Convertible Preferred Stock outstanding as of March 31, 2008.

The Company is authorized to issue 1,250 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. On September 28, 2007, 200 shares of Series B convertible preferred stock were issued in connection with the September Securities Purchase Agreement. On January 18, 2008, 50 shares of Series B convertible preferred stock were issued in connection with the January Securities Purchase Agreement. On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued in connection with the March Securities Purchase Agreement. As of March 31, 2008, there are 1,000 issued and outstanding shares of Series B convertible preferred stock.

Common stock options

A summary of the status of the Company's outstanding stock options as of March 31, 2008 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,514,250	$2.57	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2008	3,514,250	$2.57	$291,410
Options exercisable at end of period	2,220,083	$2.80	$258,827
Weighted-average fair value of options granted during the period	—	—	—

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 — STOCKHOLDERS’ EQUITY
Common stock options (continued)

The following information applies to options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	9.75	$0.38	483,000	$0.38
$0.67	175,000	9.50	$0.67	33,333	$0.67
$1.39	105,000	9.00	$1.39	95,000	$1.39
$2.25	1,025,000	8.75	$2.25	683,333	$2.25
$3.25	190,000	7.75	$3.25	126,667	$3.25
$3.40	860,000	7.75	$3.40	573,333	$3.40
$4.00 - 4.25	676,250	8.25	$4.03	225,417	$4.03
	3,514,250		$2.57	2,220,083	$2.80

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $381,504 for the three months ended March 31, 2008 and $910,653 for the three months ended March 31, 2007.

As of March 31, 2008, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $945,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of March 31, 2008 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	5,733,012	$2.42
Granted	54,333,334	0.75
Exercised	—	—
Forfeited	(2,500,000)	(2.35)
Outstanding at March 31, 2008	57,566,346	$0.85
Common stock issuable upon exercise of warrants	57,566,346	$0.85

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 — STOCKHOLDERS’ EQUITY
Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.75	54,333,334	9.91	$0.75	54,333,334	$0.75
$1.25	199,000	2.22	$1.25	199,000	$1.25
$1.50	56,667	3.24	$1.50	56,667	$1.50
$2.25	1,527,778	3.89	$2.25	1,527,778	$2.25
$2.50	640,400	0.63	$2.50	640,400	$2.50
$3.00	579,167	1.12	$3.00	579,167	$3.00
$3.76	225,000	1.55	$3.76	225,000	$3.76
$4.00	5,000	1.55	$4.00	5,000	$4.00
	57,566,346		$0.85	57,566,346	$0.85

NOTE 7 — COMMITMENTS

Lease agreements

The Company sub-leased its facility, on a month-to-month basis, under a master lease expiring July 2008. Rent expense for the three months ended March 31, 2008 was $21,936. On February 1, 2008, the Company was assigned the master lease and a 5-year lease option was exercised which extends the master lease until June 2013.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We offer our services to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors, by using internal and external resources. Internal resources consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources consist primarily of independent sales representatives as well as channel associates, such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts. Our marketing is based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we are focusing our marketing efforts in geographic areas such as California, Florida, Texas, New York, Illinois and New Jersey, which contains a high concentration of prospective clients.

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

Results of Operations

For the Three Months Ended March 31, 2008 Versus the Three Months Ended March 31, 2007

Revenue

For the three months ended March 31, 2008, we recorded total revenue of $203,461. Of this total, we recorded service fee revenue of $162,242, accounting for 79.7% of total revenue, and financing income of $41,219, accounting for 20.3% of total revenue. For the three months ended March 31, 2007, we recorded total revenue of $133,885 of total revenue. Of this total, we recorded service fee revenue of $119,908, accounting for 89.6% of total revenue and financing income of $13,977, accounting for 10.4% of total revenue.

Operating Expenses

Our operating expenses significantly decreased for the three months ended March 31, 2008 from the three months ended March 31, 2007 principally as a result of decreased stock option compensation.

For the three months ended March 31, 2008, total operating expenses were $1,423,161 as compared to $2,114,584 for the three months ended March 31, 2007, a decrease of $691,423 or 32.7%. Included in this decrease for the three months ended March 31, 2008 is the following:

1.
We recorded compensation expense of $902,102 as compared to $1,417,321 for the three months ended March 31, 2007. This $515,219 or 36.4% decrease was attributable to non-cash compensation expense for stock option grants during 2007; and

2.
Consulting expense amounted to $65,481 as compared to $162,697 for the three months ended March 31, 2007, a decrease of $97,216, or 59.8%. This decrease resulted from lower financing costs and outside business development an information technology consultants expense.; and

3.
Professional fees amounted to $164,688 as compared to $125,547 for the three months ended March 31, 2007, an increase of $39,141, or 31.2%. This expense was attributable to an increase in legal fees related to additional SEC filings, and Series B Convertible Preferred Stock offerings, higher accounting fees for SEC filings and other corporate matters; and

4.
Selling, general and administrative expenses were $290,890 as compared to $409,019 for the three months ended March 31, 2007, a decrease of $118,129, or 28.9%. This decrease resulted from a reduction in advertising, sales travel and trade shows.

For the three months ended March 31, 2008 and 2007, selling, general and administrative expenses consisted of the following:

	March 31, 2008	March 31, 2007
Sales commissions	$5,120	$27,585
Advertising and promotion	2,001	34,293
Employee benefits and payroll taxes	111,625	108,927
Other selling, general and administrative	172,144	238,214
	$290,890	$409,019

Other Income (Expenses)

For the three months ended March 31, 2008, interest income was $1,924 as compared to $28,239 for the three months ended March 31, 2007, a decrease of $26,315. This decrease was principally due to a decrease in interest-bearing cash deposits.

For the three months ended March 31, 2008, interest expense was $766,639 as compared to $517,498 for the three months ended March 31, 2007, an increase of $249,141. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

On March 31, 2008, the Company received net proceeds of $6,809,794 in connection with a financing provided by Vicis. Along with this financing, the Mandatory Redeemable Convertible Series B Preferred Stock issued in connection with the September 28, 2007 financing of $2,000,000 and the January 18, 2008 financing of $500,000 were returned and considered debt extinguishment and a new Notes Payable to Vicis for $10,000,000 was recorded. The loss on extinguishment of this debt was $660,880.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $2,644,388 for the three months ended March 31, 2008 as compared to net loss attributable to common shareholders of $2,469,958 for the three months ended March 31, 2007. This translates to an overall per share loss available to shareholders of ($.20) for the three months ended March 31, 2008 as compared to a per share loss of ($.20) for three months ended March 31, 2007.

Liquidity and Capital Resources

We used the proceeds from the sales of preferred stock through March 31, 2008 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of which we have $1,636,091 owed to us at March 31, 2008. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

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

On August 31, 2007 we received gross proceeds of $250,000 in connection with a financing provided by Vicis Capital Master Fund, an unaffiliated accredited investor (“Vicis”). In connection with the financing, we issued a Convertible Note to Vicis in the original principal amount of $250,000.

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 less repayment of the $250,000 August 31, 2007 Vicis Convertible Note, interest and closing expenses) in connection with a financing provided by Vicis .

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

On March 31, 2008, we received net proceeds of $6,809,794 in connection with a financing provided by Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated March 31, 2008 (the “March Securities Purchase Agreement”), pursuant to which we issued 750 shares of Series B Convertible Preferred Stock, par value $0.001 ( “Series B Preferred Stock”), a ten year Series H Warrant to purchase 53,333,334 shares of our common stock at a price of $0.75 per share (the “Series H Warrant”), and pursuant to which Vicis surrendered for cancellation all Series F Warrants and all Series G Warrants held by Vicis, which warrants were exercisable in the aggregate for 3,125,000 shares of our common stock.

We believe we have sufficient funds to conduct our business and operations as they are currently undertaken for the balance of the fiscal year.

While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including institutional financing described in Note 4, provide the opportunity for the Company to continue as a going concern.

We currently have no material commitments for capital expenditures.

Cash flows

At March 31, 2008, we had cash of $6,928,582.

Net cash used in operating activities was $583,605 for the three months ended March 31, 2008 as compared to $1,286,390 for the three months ended March 31, 2007, a decrease of $702,785. This decrease is primarily attributable to the net effect of an increase in our net loss and:

1.	Gottbetter debt offering costs of $73,698 and Gottbetter debt discount costs of $1,264,742, compared to debt related costs during the three months ended March 31, 2007 of $461,268;

2.	Stock-based compensation of $381,505 versus stock-based compensation expense of $910,653 for the three months ended March 31, 2007 primarily related to issuance of stock options in 2007 to employees;

3.
A net decrease in notes receivable, accounts receivable and prepaid expenses aggregating $15,078 principally related to the reduction in notes receivables from providers that subscribe to our MDwerks financial services solution;

4.	An increase in accounts payable, accrued expenses, and deferred revenue related to an increase in operating activities aggregating $168,796.

Net cash used in investing activities was $0 for the three months ended March 31, 2008 as compared to $1,716 for the three months ended March 31, 2007.

Net cash provided by financing activities was $7,191,284 due to the proceeds from the sale of Series B Preferred Stock for the three months ended March 31, 2008 as compared to net cash used by financing activities of $127,545 due to repayments of notes and loan payable for the three months ended March 31, 2007.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of March 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company has financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations and customer financing assets. Historically, we have not experienced material gains or losses on these instruments due to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

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

MDWERKS, INC.

May 15, 2008	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

May 15, 2008	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer