Form 10-Q/A
period 2008-03-31
MDwerks, Inc.
filed 2008-07-15
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,940,065 shares at July 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note: This amendment is being filed to delete Cautionary Language Regarding Forward-Looking Statements and Industry Data in Item 2 and to amend and restate Disclosure Controls and Procedures in Item 4.

MDWERKS, INC.
FORM 10-Q/A
FOR THE PERIOD ENDED MARCH 31, 2008

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets As of March 31, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2008 and 2007	5
Notes to Unaudited Consolidated Financial Statements	6-22
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	23-28
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	29
Item 4 - Controls and Procedures	29
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	30
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3 - Defaults Upon Senior Securities	30
Item 4 - Submission of Matters to a Vote of Security Holders	30
Item 5 - Other Information	30
Item 6 - Exhibits	30

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash	$6,928,582	$320,903
Notes receivable, net of allowance of $125,000 for March 31, 2008 and $0 for December 31, 2007	1,511,091	1,652,079
Accounts receivable	79,424	66,985
Prepaid expenses and other	203,544	215,073
Total current assets	8,722,641	2,255,040
Long-term assets:
Property and equipment, net of accumulated depreciation of $102,791 for March 31, 2008 and $92,995 for December 31, 2007	106,106	115,902
Debt issuance and offering costs, net of accumulated amortization of $324,265 for March 31, 2008 and $273,997 for December 31, 2007	520,259	400,246
Total assets	$9,349,006	$2,771,188
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Notes payable, less long-term portion	$1,944,444	$2,942,842
Mandatory Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,250 shares authorized;1,000 shares issued and outstanding at March 31, 2008 and 250 shares authorized; 200 shares issued and outstanding at December 31, 2007	—	1,346,326
Loans payable	69,559	109,559
Accounts payable	456,906	351,482
Accrued expenses	748,391	686,917
Deferred revenue	11,107	11,296
Total current liabilities	3,230,407	5,448,422
Long-term liabilities:
Notes payable, net of discount of $2,900,548 at March 31, 2008 and $2,566,395 at December 31, 2007, less current portion	155,008	65,763
Deferred revenues, less current portion	3,701	1,613
Total liabilities	3,389,116	5,515,798
Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 2 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,940,065 shares issued and outstanding at March 31, 2008 and December 31, 2007	12,940	12,940
Additional paid-in capital	45,081,578	33,732,690
Accumulated deficit	(39,134,628)	(36,490,240)
Total stockholders' equity (deficiency)	5,959,890	(2,744,610)
Total liabilities and stockholders' equity (deficiency)	$9,349,006	$2,771,188

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Our evaluation of controls provides a reasonable assurance that control issues and instances of fraud, if any, within MDwerks, Inc. can be detected.

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

MDWERKS, INC.

July 15, 2008	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

July 15, 2008	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer