Form 10-Q/A
period 2008-03-31
MDwerks, Inc.
filed 2008-08-13
CIK 1295514

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,940,065 shares at August 12, 2008

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

Explanatory Note: This amendment is being filed to amend and restate Disclosure Controls and Procedures in Item 4.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Our evaluation of controls provides a reasonable assurance that control issues and instances of fraud, if any, within MDwerks, Inc. can be detected. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.

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

MDWERKS, INC.

August 13, 2008	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

August 13, 2008	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer