Form 10-Q
period 2008-06-30
MDwerks, Inc.
filed 2008-08-14
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,940,065 shares at August 13, 2008

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

MDWERKS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets As of June 30, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2008 and 2007	5
Notes to Unaudited Consolidated Financial Statements	6-20
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	21-26
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	27
Item 4 - Controls and Procedures	27
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	28
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3 - Defaults Upon Senior Securities	28
Item 4 - Submission of Matters to a Vote of Security Holders	28
Item 5 - Other Information	28
Item 6 - Exhibits	28

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (1)
ASSETS
Current assets:
Cash	$1,253,368	$320,903
Certificates of deposit	3,000,000	—
Notes receivable	1,044,832	1,652,079
Accounts receivable, net of allowance of $100,000 for June 30, 2008	768,700	66,985
Prepaid expenses and other	176,639	215,073
Total current assets	6,243,539	2,255,040
Long-term assets:
Available-for-sale securities, at fair market value	717,600	—
Property and equipment, net of accumulated depreciation of $112,904 for June 30, 2008 and $92,995 for December 31, 2007	106,269	115,902
Debt issuance and offering costs, net of accumulated amortization of $403,264 for June 30, 2008 and $273,997 for December 31, 2007	467,844	400,246
Total assets	$7,535,252	$2,771,188
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Notes payable, net	$1,660,938	$2,942,842
Mandatory Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,250 shares authorized;1,000 shares issued and outstanding at June 30, 2008 and 250 shares authorized; 200 shares issued and outstanding at December 31, 2007, net	1,250,000	1,346,326
Loans payable	—	109,559
Accounts payable	319,828	351,482
Accrued expenses	843,475	686,917
Deferred revenue	7,261	11,296
Total current liabilities	4,081,502	5,448,422
Long-term liabilities:
Notes payable, net of discount of $2,566,395 at December 31, 2007, less current portion	—	65,763
Deferred revenues, less current portion	—	1,613
Total liabilities	4,081,502	5,515,798
Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 2 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,940,065 shares issued and outstanding	12,940	12,940
Additional paid-in capital	46,616,792	33,732,690
Accumulated deficit	(43,258,782)	(36,490,240)
Accumulated other comprehensive income/gain	82,800	—
Total stockholders' equity (deficiency)	3,453,750	(2,744,610)
Total liabilities and stockholders' equity (deficiency)	$7,535,252	$2,771,188

 (1) Derived from audited financial statements
The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service fees	$148,208	$116,812	$310,450	$236,720
Financing income	90,344	15,963	131,563	29,940
Claims purchase revenue	23,697	—	23,697	—
Total revenue	262,249	132,775	465,710	266,660
Operating expenses:
Compensation	2,408,892	1,426,431	3,310,994	2,843,752
Consulting expenses	73,238	241,741	138,719	404,438
Professional fees	165,263	100,139	329,951	225,686
Selling, general and administrative	497,136	479,595	788,026	888,614
Total operating expenses	3,144,529	2,247,906	4,567,690	4,362,490
Loss from operations	(2,882,280)	(2,115,131)	(4,101,980)	(4,095,830)
Other income (expense):
Interest income	656,106	18,470	658,030	46,709
Interest expense	(1,898,320)	(508,638)	(2,664,959)	(1,026,136)
Loss on extinguishment of debt	—	—	(660,122)	—
Other income	340	165	489	165
Total other income (expense)	(1,241,874)	(490,003)	(2,666,562)	(979,262)
Net loss	$(4,124,154)	$(2,605,134)	$(6,768,542)	$(5,075,092)
NET LOSS PER COMMON SHARE - basic and diluted	$0.32	$0.21	$0.52	$0.40
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	12,940,065	12,688,856	12,940,065	12,634,761

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,768,542)	$(5,075,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,909	22,691
Amortization of debt issuance cost	—	8,720
Amortization of debt discount	2,135,875	814,858
Amortization of deferred offering costs	129,261	89,000
Amortization of deferred compensation	22,168	133,020
Stock-based compensation	1,916,722	1,795,443
Common stock issued for services	—	150,000
Changes in assets and liabilities:
Certificates of deposit	(3,000,000)	—
Notes receivable	607,247	(308,678)
Accounts receivable	(801,715)	29,450
Allowance for doubtful accounts	100,000	—
Prepaid expenses and other	38,434	4,505
Accounts payable	(31,654)	(64,743)
Accrued expenses	156,558	7,127
Deferred revenues	(5,648)	(40,102)
Total adjustments	1,287,157	2,641,291
Net cash used in operating activities	(5,481,385)	(2,433,801)
Cash flows from investing activities:
Purchase of property and equipment	(10,276)	(4,652)
Net cash used in investing activities	(10,276)	(4,652)
Cash flows from financing activities:
Repayment of notes payable	(1,269,445)	(134,514)
Repayment of loan payable	(109,559)	(2,916)
Proceeds from sale of Mandatory Redeemable Series B preferred stock	8,000,000	—
Placement fees and other expenses paid	(196,870)	—
Net cash provided by (used in) financing activities	6,424,126	(137,430)
Net increase (decrease) in cash	932,465	(2,575,883)
Cash - beginning of period	320,903	3,146,841
Cash - end of period	$1,253,368	$570,958
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$250,279	$208,115

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The Company has three operating subsidiaries. Xeni Medical Systems, Inc. ("Xeni Medical") was incorporated under the laws of the state of Delaware on July 21, 2004.  Xeni Medical provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to it’s ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005. Xeni Financial offers financing, advances and claims purchasing to health care providers secured by claims processed through the MDwerks system. Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Xeni Billing offers health care providers billing services facilitated through the MDwerks system. Patient Payment Solutions, Inc. (“PPS”) was incorporated under the laws of the state of Florida on May 30, 2007. PPS planned to offer healthcare providers a payment improvement process for “out of network” claims, but never became operational and is a dormant entity.

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

The Company has raised $8 million in gross proceeds in the first quarter of 2008 through the sale of Mandatory Redeemable Series B Convertible Preferred Stock. As reflected in the accompanying consolidated financial statements, the Company has stockholders’ equity of $3,453,750 and working capital of $2,162,037 at June 30, 2008.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in the Form 10-K of the Company for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At June 30, 2008, the Company was approximately $3,846,000 in excess of the $100,000 per bank, per company limit. The Company has not experienced any losses on these accounts.

Certificates of deposit

At June 30, 2008, the Company had six certificates of deposit totaling $3,000,000. Each certificate of deposit, bearing interest at 2.85%, has a 9-month maturity date and may be redeemed without penalty.

Available-for-sale securities

The Company records available-for sale securities at the fair market value based upon stock prices as quoted on the OTC Bulletin Board. At June 30, 2008, the Company recorded $717,600 which represented 920,000 shares at a price of $0.78 per share.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were $0 and $26,639 for the six months ended June 30, 2008 and 2007, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s (‘‘SEC’’) Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

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

Revenue derived from term loans to unaffiliated companies are generally recognized as revenue when earned. Revenue from term loans can include interest, administrative fees and other charges.

Revenue derived from fees related to billing and collection services are generally recognized when the customer’s accounts receivable are collected.

Revenue from implementation fees are generally recognized over the term of the customer’s agreement. Revenue derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Revenue derived from claims purchased from unaffiliated healthcare providers are generally recognized when the claims are paid and the funds are collected.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the three months ended June 30, 2008 and 2007, the Company had outstanding options to purchase an aggregate of 5,632,530 and 2,856,250 shares of common stock, respectively, and warrants to purchase an aggregate of 57,566,346 and 2,566,345 shares of common stock, respectively, 40,000 and 100,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 0 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 1,913,580 and 2,222,222 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the six months ended June 30, 2008 and 2007 since the impact of the stock options and warrants would be antidilutive.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115 , (‘‘SFAS 159’’), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company has adopted SFAS 159 effective January 1 , 2008.

In December 2007, the FASB issued two new pronouncements, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 and SFAS No. 141 (revised 2007) Business Combinations. Both pronouncements call for prospective reporting only and would not effect any current (or currently contemplated) transactions by the Company.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

 The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
 NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had $868,700 of accounts receivable as of June 30, 2008 and $66,985 as of December 31, 2007 from claims purchased, implementation, processing, collection, and other fees, and disbursements not yet collected.

At June 30, 2008, the Company advanced five healthcare providers under lines of credit and note agreements aggregating $1,044,832. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The notes receivable under note agreements are payable as the provider collects certain receivables. The Company charged the healthcare providers interest and other charges as defined in the agreements. At December 31, 2007, the Company had $1,652,079 of notes receivable.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At June 30, 2008, no amounts were past due, however, the Company recorded a $100,000 allowance for doubtful accounts for receivables due from one customer.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008. Certain notes were paid off and the remaining balance was consolidated into a new promissory note with a new maturity date of June 15, 2009. As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 restricted shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share as quoted on the OTC Bulletin Board. This was recorded as interest income of $634,800. At June 30, 2008, the stock price increased to $0.78 per share resulting in an $82,800 increase in the value of the Available-for-sale securities. The Company will revalue these securities on a quarterly basis. These revaluations will correspondingly adjust the Accumulated other comprehensive income/gain reported in the Equity section of the Balance Sheet.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2008	December 31, 2007
Office furniture and equipment	5-7 Years	$27,077	$27,077
Computer equipment and software	3-5 Years	192,096	181,820
Total		219,173	208,897
Less: accumulated depreciation		(112,904)	(92,995)
Property and equipment, net		$106,269	$115,902

NOTE 5 — NOTES PAYABLE

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

On each of October 20, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 net proceeds in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd. (in liquidation) “Gottbetter’’, an unaffiliated accredited institutional investor. Pursuant to the terms of a Securities Purchase Agreement that we entered into with Gottbetter in connection with the financing, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 at an initial conversion price of $2.25 per share (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five-year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five-year Series E Warrants, as amended, to purchase 541,666 shares of our common stock at a price of $2.25 per share (‘‘Series E Warrants’’).

In connection with an extension until February 1, 2008 of repayment of principal on the Senior Notes described above, the Company granted to Gottbetter additional five year Series D warrants to purchase 500,000 shares of its common stock at an exercise price of $2.25 per share which warrants expire on September 27, 2012. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 amortized over the 4-month extension. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

In order to memorialize the extension of the principal payment date to February 1, 2008, we issued to Gottbetter an amended and restated version of the Senior Note that we issued to Gottbetter on October 20, 2006 and an amended and restated version of the Senior Note that we issued to Gottbetter on November 9, 2006.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

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

On March 1, 2008, the Company and Gottbetter amended the Senior Notes to extend the maturity date of the Senior Notes to January 1, 2011 and to delay principal payments until March 1, 2008 In consideration of the amendment to the Senior Notes, the Company issued to Gottbetter 1,000,000 Series I warrants. The Series I Warrants are exercisable at a price of $0.75 per share for a period of five years from the date of issuance.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

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

In connection with obtaining the consent and waiver of Gottbetter to the financing provided by Vicis, we entered into an Amendment, Consent and Waiver Agreement (the “Gottbetter Consent Agreement”), pursuant to which (i) we issued to Gottbetter a five year Series I warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.75 per share; (ii) Gottbetter agreed to waive its anti-dilution rights under the Series D Warrants, Series E Warrants and Promissory Notes that we previously issued to Gottbetter and (iii) Gottbetter consented to the financing provided by Vicis. The Series I Warrant may be exercised on a cashless basis to the extent that the resale of shares of common stock underlying the Series I Warrant is not covered by an effective registration statement. The exercise price will be subject to adjustment in the event of subdivision or combination of shares of our common stock and similar transactions, distributions of assets, issuances of shares of common stock with a purchase price below the exercise price of the Series I Warrant, issuances of any rights, warrants or options to purchase shares of our common stock with an exercise price below the exercise price of the Series I Warrant and issuances of convertible securities with a conversion price below the exercise price of the Series I Warrant. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.46%; volatility of 117% and an expected term of 5 years.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

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
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

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

As of the June 30, 2008, there are 1,000 shares of Series B Preferred Stock issued and outstanding.

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

As of June 30, 2008, the outstanding Series H Warrant is exercisable for an aggregate of 53,333,334 shares or our common stock.

Company Security Agreement

Pursuant to the terms of the March Securities Purchase Agreement, we agreed that the lien granted pursuant to the Company Security Agreement would provide for a lien on all of our assets in favor of Vicis.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

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

The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock and the Series H warrant within 60 days after the closing date. We are only required to register up to thirty percent of the number of outstanding shares of common stock in such registration statement and then file subsequent registration statements after the later of (i) sixty days following the sale of the securities covered by the initial registration statement or any subsequent registration statement and (ii) six months following the effective date of the initial registration statement or any subsequent registration statement. We are required to cause the initial registration statement to become effective on or before the date which is 150 calendar days after the closing date if the Securities and Exchange Commission (the “SEC”) does not review the registration statement or 180 calendar days after the closing if the registration statement receives a full review by the SEC. If we fail to file a registration statement in the time frame required, fail to file a request for acceleration in the time frame required, or fail to maintain the effectiveness of a registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 1.5% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that such registration statement is not filed or effective, as the case may be. The cash penalty is limited to 9% of the aggregate stated value of the Series B Preferred Stock. The cash penalty will not apply to the registration of shares of common stock underlying the Series H Warrant. The Registration Rights Agreement also provides for piggyback registration rights. On May 23, 2008, the Company filed the required Form S-1 registration statement with the SEC and on July 16, 2008 filed Amendment Number 1 to the Form S-1 in response to comments from the SEC. The Company is preparing a response to comments on Amendment Number 1 to the Form S-1 received on July 25, 2008.

For the six months ended June 30, 2008, amortization of the debt discount on notes payable amounted to $674,694.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 — NOTES PAYABLE (continued)
The promissory notes are as follows:

	June 30, 2008	December 31, 2007
Notes payable	$5,000,000	$5,575,000
Less principal repayments	(694,444)	—
Notes payable outstanding at June 30, 2008	4,305,556	5,575,000
Less: unamortized discount on notes payable	(2,644,618)	(2,566,395)
Notes payable, net	1,660,938	3,008,605
Less current portion	(1,660,938)	(2,942,842)
Notes payable, net of discount of $2,644,618, less current portion	$—	$65,763

For the six months ended June 30, 2008, amortization of the debt discount on mandatory redeemable convertible Series B preferred stock amounted to $1,435,861.

The mandatory redeemable convertible Series B preferred stock is as follows:

	June 30, 2008	December 31, 2007
Mandatory redeemable convertible Series B preferred stock	$10,000,000	$2,000,000
Less: unamortized discount on preferred stock	(8,750,000)	(653,674)
Mandatory redeemable convertible Series B preferred stock, net	$1,250,000	$1,346,326

NOTE 6 — LOAN PAYABLE

The Company had a loan payable to an unrelated individual in the amount of $0 at June 30, 2008 and $69,559 at December 31, 2007. During June 2008, per agreement with the unrelated individual, this loan was offset against receivables owed from the unrelated individual.

The Company also had a net loan payable at December 31, 2007 to a customer of the Company in the amount of $40,000. During March 2008, the remaining $40,000 of this loan payable was paid in full to the customer.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 100,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2008, there are 12,940,065 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

The Company issued 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Between February 1, 2006 and June 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and June 30, 2008, 26.3 shares of Series A Convertible Preferred Stock were converted into 526,667 shares of common stock leaving 2 Series A Convertible Preferred Stock outstanding as of June 30, 2008.

The Company is authorized to issue 1,250 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. On September 28, 2007, 200 shares of Series B convertible preferred stock were issued in connection with the September Securities Purchase Agreement. On January 18, 2008, 50 shares of Series B convertible preferred stock were issued in connection with the January Securities Purchase Agreement. On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued in connection with the March Securities Purchase Agreement. As of June 30, 2008, there are 1,000 issued and outstanding shares of Series B convertible preferred stock.

Common stock options

A summary of the status of the Company's outstanding stock options as of June 30, 2008 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,514,250	$2.57	$0
Granted	2,145,000	0.73	—
Exercised	—	—	—
Forfeited	(26,720)	3.18	—
Outstanding at June 30, 2008	5,632,530	$1.87	$106,260
Options exercisable at end of period	4,443,833	$2.02	$106,260
Weighted-average fair value of options granted during the period	0.73

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7 — STOCKHOLDERS’ EQUITY
Common stock options (continued)

The following information applies to options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	9.50	$0.38	483,000	$0.38
$0.60	220,000	9.75	$0.60	73,333	$0.60
$0.67	175,000	9.25	$0.67	33,333	$0.67
$0.75	1,925,000	9.75	$0.75	1,925,000	$0.75
$1.39	105,000	8.50	$1.39	95,000	$1.39
$2.25	1,016,650	8.25	$2.25	683,333	$2.25
$3.25	181,650	7.50	$3.25	126,667	$3.25
$3.40	858,330	7.50	$3.40	573,333	$3.40
$4.00 - 4.25	667,900	8.00	$4.03	450,834	$4.08
	5,632,530		$1.59	4,443,833	$2.02

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $1,916,722 for the six months ended June 30, 2008 and $1,795,443 for the six months ended June 30, 2007.

As of June 30, 2008, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $633,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of June 30, 2008 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	5,733,012	$2.42
Granted	54,333,334	0.75
Exercised	—	—
Forfeited	(2,500,000)	(2.35)
Outstanding at June 30, 2008	57,566,346	$0.85
Common stock issuable upon exercise of warrants	57,566,346	$0.85

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7 — STOCKHOLDERS’ EQUITY
Common stock warrants (continued)

Common Stock issuable uponexercise of warrants outstanding				Common Stock issuable upon Warrants0Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.75	54,333,334	9.66	$0.75	54,333,334	$0.75
$1.25	199,000	1.97	$1.25	199,000	$1.25
$1.50	56,667	2.99	$1.50	56,667	$1.50
$2.25	1,527,778	3.64	$2.25	1,527,778	$2.25
$2.50	640,400	0.38	$2.50	640,400	$2.50
$3.00	579,167	0.87	$3.00	579,167	$3.00
$3.76	225,000	1.30	$3.76	225,000	$3.76
$4.00	5,000	1.30	$4.00	5,000	$4.00
	57,566,346		$0.85	57,566,346	$0.85

NOTE 8 — COMMITMENTS

Lease agreements

On February 1, 2008, the Company was assigned a master lease on its facility and a 5-year lease option was exercised which extends the master lease until July 2013. Rent expense for the six months ended June 30, 2008 and June 30, 2007 was $47,147 and $46,222, respectively.

Future minimum operating lease commitments as of June 30, 2008 are as follows:

Year Ending December 31	Amount
2008	$23,273
2009	47,896
2010	50,291
2011	52,805
2012	31,683
$205,948

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

We also can provide term loans and can purchase claims to improve our client’s cash flows.

Our operations will continue to be subject to risks inherent in the establishing and acquiring of new businesses, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation.

On March 12, 2008, the Company announced a three-year Claims Purchase Agreement with Deutsche Medical Services, Inc. a large California based processor of medical compound prescriptions. This agreement anticipated significant revenue to the Company that has not materialized as Deutsche Medical Services, Inc. has breached the Agreement by not submitting the required monthly minimum of $1.5 million of valid claims. The Company intends to pursue legal remedies under the contract to collect amounts owed to the Company under the contract. The Company has correspondingly recorded a $100,000 allowance for doubtful accounts for these accounts receivable.

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

We apply the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. We have identified the policy below as critical to our business operations and understanding of our financial results:

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

Revenue derived from term loans to unaffiliated companies are generally recognized as revenue when earned. Revenue from term loans can include interest, administrative fees and other charges.

Revenues derived from fees related to billing and collection services are generally recognized when the customer's accounts receivable are collected. Revenues from implementation fees are generally recognized over the term of the customer agreement. Revenues derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Revenue derived from claims purchased from unaffiliated healthcare providers are generally recognized when the claims are paid and the funds are collected.

Results of Operations

For the Six Months Ended June 30, 2008 Versus the Six Months Ended June 30, 2007

Revenue

For the six months ended June 30, 2008, we recorded total revenue of $465,710. Of this total, we recorded service fee revenue of $310,450, accounting for 66.7% of total revenue, financing income of $131,563, accounting for 28.2% of total revenue and claims purchase revenue of $23,697, accounting for 5.1% of total revenue. For the six months ended June 30, 2007, we recorded total revenue of $266,660 of total revenue. Of this total, we recorded service fee revenue of $236,720, accounting for 88.8% of total revenue and financing income of $29,940, accounting for 11.2% of total revenue.

Operating Expenses

For the six months ended June 30, 2008, total operating expenses were $4,567,690 as compared to $4,362,490 for the six months ended June 30, 2007, an increase of $205,200 or 4.7%. Included in this increase for the six months ended June 30, 2008 is the following:

1.
We recorded compensation expense of $3,310,994 as compared to $2,843,752 for the six months ended June 30, 2007. This $467,242 or 16.4% increase was mainly attributable to stock options granted in April 2008 of $1,916,722 and executive bonuses of $394,381 paid during the six months ended June 2008 versus amortization of prior year stock option grants of $1,795,443 and executive bonuses of $91,875 during the six months ended June 2007; and

2.
Consulting expense amounted to $138,719 as compared to $404,438 for the six months ended June 30, 2007, a decrease of $265,719, or 65.7%. This decrease resulted from lower financing costs and outside business development and information technology consultants expense; and

3.
Professional fees amounted to $329,951 as compared to $225,686 for the six months ended June 30, 2007, an increase of $104,265, or 46.2%. This expense was attributable to an increase in legal fees related to additional SEC filings, and Series B Convertible Preferred Stock offerings, higher accounting fees for SEC filings and other corporate matters; and

4.
Selling, general and administrative expenses were $788,026 as compared to $888,614 for the six months ended June 30, 2007, a decrease of $100,588, or 11.3%. This decrease resulted from a reduction of outside sales consultants, advertising, sales travel, trade shows and investor relation expenses, partially offset by bad debts expense.

For the six months ended June 30, 2008 and 2007, selling, general and administrative expenses consisted of the following:

	June 30, 2008	June 30, 2007
Employee benefits and payroll taxes	$232,770	$216,613
Information technology	81,662	116,974
Occupancy and office expenses	113,575	99,266
Other selling, general and administrative	360,019	455,761
	$788,026	$888,614

Other Income (Expenses)

For the six months ended June 30, 2008, interest income was $658,030 as compared to $46,709 for the six months ended June 30, 2007, an increase of $611,321. This increase was principally due to restructuring the notes receivable described below.

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008. Certain notes were paid off and the remaining balance was consolidated into a new promissory note with a new maturity date of June 15, 2009. As consideration for the changes to the terms of these notes, the Company was given 920,000 restricted shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share as quoted on the OTC Bulletin Board. This was recorded as interest income of $634,800. At June 30, 2008, the stock price increased to $0.78 per share requiring an $82,800 increase in the value of the Available-for-sale securities. The Company will revalue these securities on a quarterly basis. These revaluations will correspondingly adjust the Accumulated other comprehensive income/ gain reported in the Equity section of the Balance Sheet.

For the six months ended June 30, 2008, interest expense was $2,664,959 as compared to $1,026,136 for the six months ended June 30, 2007, an increase of $1,638,823. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

On March 31, 2008, the Company received net proceeds of $6,809,794 in connection with a financing provided by Vicis. Along with this financing, the Mandatory Redeemable Convertible Series B Preferred Stock issued in connection with the September 28, 2007 financing of $2,000,000 and the January 18, 2008 financing of $500,000 were returned and considered debt extinguishment and a new Note Payable to Vicis for $10,000,000 was recorded. The transaction resulted in a change to the debt discount which was recorded as a $660,122 loss on extinguishment of debt.

Net Loss

We reported a net loss of $6,768,542 for the six months ended June 30, 2008 as compared to net loss of $5,075,092 for the six months ended June 30, 2007. This translates to an overall per share loss of ($.52) for the six months ended June 30, 2008 as compared to a per share loss of ($.40) for the six months ended June 30, 2007.

 For the Three Months Ended June 30, 2008 Versus the Three Months Ended June 30, 2007

Revenue

For the three months ended June 30, 2008, we recorded total revenue of $262,249. Of this total, we recorded service fee revenue of $148,208, accounting for 56.5% of total revenue, financing income of $90,344, accounting for 34.4% of total revenue, and claims purchase revenue of $23,697, accounting for 9.1% of total revenue. For the three months ended June 30, 2007, we recorded total revenue of $132,775. Of this total, we recorded service fee revenue of $116,812, accounting for 88.0% of total revenue and financing income of $15,963, accounting for 12.0% of total revenue.

Operating Expenses

For the three months ended June 30, 2008, total operating expenses were $3,144,529 as compared to $2,247,906 for the three months ended June 30, 2007, an increase of $896,623 or 39.9%. Included in this increase for the three months ended June 30, 2008 is the following:

1.
We recorded compensation expense of $2,408,892 as compared to $1,426,431 for the three months ended June 30, 2007. This $982,461 or 68.9% increase was mainly attributable to stock options granted in April 2008 of $1,535,211 and executive bonuses of $339,381 paid during the three months ended June 2008 versus amortization of prior year stock option grants of $884,794 and executive bonuses of $54,375 during the three months ended June 2007; and

2.
Consulting expense amounted to $73,238 as compared to $241,741 for the three months ended June 30, 2007, a decrease of $168,503, or 69.7%. This decrease resulted from lower financing costs and outside business development and information technology consultants expense; and

3.
Professional fees amounted to $165,263 as compared to $100,139 for the three months ended June 30, 2007, an increase of $65,124, or 65.0%. This expense was attributable to an increase in legal fees related to additional SEC filings, and Series B Convertible Preferred Stock offerings, higher accounting fees for SEC filings and other corporate matters; and

4.
Selling, general and administrative expenses were $497,136 as compared to $479,595 for the three months ended June 30, 2007, an increase of $17,541, or 3.7%. This increase resulted from an increase in bad debts offset by a reduction in advertising, sales travel, trade shows and investor relation expenses.

For the three months ended June 30, 2008 and 2007, selling, general and administrative expenses consisted of the following:

	June 30, 2008	June 30, 2007
Employee benefits and payroll taxes	121,145	107,686
Information technology	75,402	54,906
Occupancy and office expenses	66,866	54,335
Other selling, general and administrative	233,723	262,668
	$497,136	$479,595

Other Income (Expenses)

For the three months ended June 30, 2008, interest income was $656,106 as compared to $18,470 for the three months ended June 30, 2007, an increase of $637,636. This increase was principally due to restructuring the notes receivable described below.

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008. Certain notes were paid off and the remaining balance was consolidated into a new promissory note with a new maturity date of June 15, 2009. As consideration for the changes to the terms of these notes, the Company was given 920,000 restricted shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share as quoted on the OTC Bulletin Board. This was recorded as interest income of $634,800. At June 30, 2008, the stock price increased to $0.78 per share requiring an $82,800 increase in the value of the Available-for-sale securities. The Company will revalue these securities on a quarterly basis. These revaluations will correspondingly adjust the Accumulated other comprehensive income/ gain reported in the Equity section of the Balance Sheet.

Other Income (Expenses) (continued)

For the three months ended June 30, 2008, interest expense was $1,898,320 as compared to $508,638 for the three months ended June 30, 2007, an increase of $1,389,682. This increase was due to an increase in borrowings and amortization of debt discount and deferred fees in connection with our notes payable.

Net Loss

We reported a net loss of $4,124,154 for the three months ended June 30, 2008 as compared to net loss of $2,605,134 for the three months ended June 30, 2007. This translates to an overall per share loss of ($.32) for the three months ended June 30, 2008 as compared to a per share loss of ($.21) for three months ended June 30, 2007.

Liquidity and Capital Resources

We used the proceeds from the sales of preferred stock through June 30, 2008 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of $1,044,832 and accounts receivable of $768,700 owed to us at June 30, 2008. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

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

We believe we have sufficient funds and prospective business activity to conduct our business and operations as they are currently undertaken for the next 12 months.

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

Cash flows

At June 30, 2008, we had cash of $1,253,368.

Net cash used in operating activities was $5,481,385 for the six months ended June 30, 2008 as compared to $2,433,801 for the six months ended June 30, 2007, an increase of $3,047,584. This increase is primarily attributable to an increase in our net loss and the purchasing of $3 million in certificates of deposit:

1.	Gottbetter and Vicis debt offering costs of $129,261 and debt discount costs of $2,135,875, compared to debt related costs during the six months ended June 30, 2007 of $903,858;

2.	Stock-based compensation of $1,916,722 versus stock-based compensation expense of $1,795,443 for the six months ended June 30, 2007 primarily related to issuance of stock options in 2008 to employees;

3.
A net increase in certificates of deposit, notes receivable, accounts receivable, allowance for doubtful accounts and prepaid expenses aggregating $3,056,034 principally related to the increase in certificates of deposit.

4.	An increase in accounts payable, accrued expenses, and deferred revenue related to an increase in operating activities aggregating $119,256.

Net cash used in investing activities was $10,276 for the six months ended June 30, 2008 as compared to $4,652 for the six months ended June 30, 2007.

Net cash provided by financing activities was $6,424,126 due to the proceeds from the sale of Series B Preferred Stock for the six months ended June 30, 2008 as compared to net cash used by financing activities of $137,430 due to repayments of notes and loan payable for the six months ended June 30, 2007.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of June 30, 2008.

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

MDWERKS, INC.

August 14, 2008	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

August 14, 2008	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer