Form 10-Q
period 2008-09-30
MDwerks, Inc.
filed 2008-11-12
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,370,208 shares at November 11, 2008

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

MDWERKS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets As of September 30, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) For the Three and Nine months Ended September 30, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) For the Nine months Ended September 30, 2008 and 2007	5
Notes to Unaudited Consolidated Financial Statements	6-21
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	22-27
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28
Item 4 - Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	29
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3 - Defaults Upon Senior Securities	29
Item 4 - Submission of Matters to a Vote of Security Holders	29
Item 5 - Other Information	29
Item 6 - Exhibits	29

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (1)
ASSETS
Current assets:
Cash	$664,605	$320,903
Certificates of deposit	2,000,000	—
Notes receivable	1,466,977	1,652,079
Accounts receivable, net of allowances of $100,000 at September 30, 2008 and 0 at December 31, 2007	741,887	66,985
Prepaid expenses and other	202,816	215,073
Total current assets	5,076,285	2,255,040
Long-term assets:
Available-for-sale securities, at fair market value	358,150	—
Property and equipment, net of accumulated depreciation of $123,765 for September 30, 2008 and $92,995 for December 31, 2007	103,566	115,902
Debt issuance and offering costs, net of accumulated amortization of $458,821 for September 30, 2008 and $273,997 for December 31, 2007	412,270	400,246
Total assets	$5,950,271	$2,771,188
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Notes payable, net	$1,500,202	$2,942,842
Mandatorily Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,250 shares authorized;1,000 shares issued and outstanding at September 30, 2008 and 250 shares authorized; 200 shares issued and outstanding at December 31, 2007, net	2,500,000	1,346,326
Loans payable	—	109,559
Accounts payable	308,449	351,482
Accrued expenses	1,287,641	686,917
Deferred revenue	4,437	11,296
Total current liabilities	5,600,729	5,448,422
Long-term liabilities:
Notes payable, net of discount of $2,566,395 at December 31, 2007, less current portion	—	65,763
Deferred revenue, less current portion	—	1,613
Total liabilities	5,600,729	5,515,798
Stockholders' equity (deficiency):
Preferred stock, $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series A preferred stock, $.001 par value, 1,000 shares authorized; 2 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; 12,940,065 shares issued and outstanding	12,940	12,940
Additional paid-in capital	46,897,544	33,732,690
Accumulated deficit	(45,864,292)	(36,490,240)
Accumulated other comprehensive income(loss)	(696,650)	—
Total stockholders' equity (deficiency)	349,542	(2,744,610)
Total liabilities and stockholders' equity (deficiency)	$5,950,271	$2,771,188

 (1) Derived from audited financial statements
The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service fees	$109,762	$119,820	$420,212	$356,540
Financing income	63,901	16,753	195,464	46,693
Claims purchase revenue	62,987	—	86,684	—
Total revenue	236,650	136,573	702,360	403,233
Operating expenses:
Compensation	833,555	1,229,568	4,144,549	4,073,320
Consulting expenses	29,630	158,360	168,349	562,798
Professional fees	162,950	74,215	492,901	299,901
Selling, general and administrative	343,788	372,161	1,131,814	1,260,775
Total operating expenses	1,369,923	1,834,304	5,937,613	6,196,794
Loss from operations	(1,133,273)	(1,697,731)	(5,235,253)	(5,793,561)
Other income (expense):
Interest income	425,901	13,492	1,083,931	60,201
Interest expense	(1,898,138)	(500,601)	(4,563,097)	(1,526,737)
Loss on extinguishment of debt	—	—	(660,122)	—
Other income	—	—	489	165
Total other income (expense)	(1,472,237)	(487,109)	(4,138,799)	(1,466,371)
Net loss	$(2,605,510)	$(2,184,840)	$(9,374,052)	$(7,259,932)
NET LOSS PER COMMON SHARE - basic and diluted (1)	$(0.20)	$(0.17)	$(0.72)	$(0.57)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	12,940,065	12,907,674	12,940,065	12,726,732

(1) Diluted loss per common share is not presented since the impact of stock options and warrants would be antidilutive.

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,374,052)	$(7,259,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,770	34,168
Amortization of debt issuance cost	—	10,954
Amortization of debt discount	4,276,609	1,208,594
Amortization of deferred offering costs	184,824	133,500
Amortization of deferred compensation	22,168	199,530
Bad debts	100,000	—
Stock-based compensation	2,197,482	2,506,281
Common stock issued for services	—	150,000
Changes in assets and liabilities:
Notes receivable	(869,698)	(536,856)
Accounts receivable	(774,902)	(26,465)
Prepaid expenses and other	12,257	25,780
Accounts payable	(43,033)	193,647
Accrued expenses	600,724	89,536
Deferred revenue	(8,472)	(38,726)
Total adjustments	5,728,729	3,949,943
Net cash used in operating activities	(3,645,323)	(3,309,989)
Cash flows from investing activities:
Purchase of certificates of deposit	(2,000,000)	—
Purchase of property and equipment	(18,434)	(5,209)
Net cash used in investing activities	(2,018,434)	(5,209)
Cash flows from financing activities:
Proceeds from notes payable	—	250,000
Proceeds from loans payable	—	250,000
Repayment of notes payable	(1,686,112)	(444,698)
Repayment of loan payable	(109,559)	(2,916)
Proceeds from sale of Mandatorily Redeemable Series B preferred stock	8,000,000	2,000,000
Placement fees and other expenses paid	(196,870)	(112,918)
Net cash provided by financing activities	6,007,459	1,939,468
Net increase (decrease) in cash	343,702	(1,375,730)
Cash - beginning of period	320,903	3,146,841
Cash - end of period	$664,605	$1,771,111
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$300,285	$251,595

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company has three operating subsidiaries; Xeni Medical Systems, Inc. ("Xeni Medical"), Xeni Financial Services, Corp. ("Xeni Financial"), and Xeni Medical Billing, Corp. ("Xeni Billing"). Xeni Medical which was incorporated under the laws of the state of Delaware on July 21, 2004, provides a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to it’s ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can significantly improve daily insurance claims transaction processing, administration and management. Xeni Financial, which was incorporated under the laws of the state of Florida on February 3, 2005, offers financing, advances and claims purchasing to health care providers secured by claims processed through the MDwerks system. Xeni Billing, which was incorporated under the laws of the state of Florida on March 2, 2005, offers health care providers billing services facilitated through the MDwerks system. Patient Payment Solutions, Inc. (“PPS”), which was incorporated under the laws of the state of Florida on May 30, 2007, is a dormant entity.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including institutional financing described in Note 5, provide the opportunity for the Company to continue as a going concern.

The Company raised $8 million in gross proceeds in the first quarter of 2008 through the sale of Mandatorily Redeemable Series B Convertible Preferred Stock. As reflected in the accompanying consolidated financial statements, the Company has stockholders’ equity of $349,542 and a working capital deficiency of $524,444 at September 30, 2008. See Note 9.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in the Form 10-K of the Company for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The carrying amounts reported in the consolidated balance sheet for cash, certificates of deposit, notes receivable, accounts receivable, accounts payable and accrued expenses, notes payable and loans payable approximate their fair market value as of September 30, 2008 based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At September 30, 2008, the Company was approximately $2,300,000 in excess of the $100,000 per bank, per company limit. The Company has not experienced any losses on these accounts.

Certificates of deposit

At September 30, 2008, the Company had four certificates of deposit totaling $2,000,000. Each certificate of deposit, bearing interest at 2.85%, has a 9-month maturity date and may be redeemed without penalty.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were $0 and $93,593 for the nine months ended September 30, 2008 and 2007, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company and its subsidiaries provide advance funding for medical claims and term loan services to unaffiliated healthcare providers that are customers of the Company.  The customer advances are typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its customers to third party payers (the ‘‘Payers’’). The advances are repaid through the remittance of payments of customer medical claims, by Payers, directly to the Company. The Company can withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2008 and 2007, the Company had outstanding options to purchase an aggregate of 5,632,530 and 3,031,250 shares of common stock, respectively, warrants to purchase an aggregate of 57,566,346 and 5,566,345 shares of common stock, respectively, 40,000 and 40,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 888,889 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 1,913,580 and 2,222,222 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the nine months ended September 30, 2008 and 2007 since the impact of the stock options and warrants would be antidilutive.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (‘‘SFAS No. 123R’’) utilizing the modified prospective method. SFAS No. 123R establishes the fair value based method as the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the consolidated financial statements.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of SFAS No. 115 , (‘‘SFAS 159’’), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008.

In December 2007, the FASB issued two new pronouncements, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 and SFAS No. 141 (revised 2007) Business Combinations. Both pronouncements call for prospective reporting only and would not effect any current (or currently contemplated) transactions by the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. We do not expect SFAS No. 161 to have a material impact on the preparation of our consolidated financial statements as the Company does not currently have derivative instruments and hedging activities.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatorily or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1for Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. We do not expect EITF 03-6-1 to have a material impact on the preparation of our consolidated financial statements as the Company does not currently issue affected payments.

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3 Determining the Fair Value of a Financial Asset When Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active, it does not require any new fair value measurements. We do not expect FAS 157-3 to have a material impact on the preparation of our consolidated financial statements as the Company does not currently have any investments affected by this guidance

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had net $741,887 of accounts receivable as of September 30, 2008 and $66,985 as of December 31, 2007 from claims purchased, implementation, processing, collection, and other fees, and disbursements not yet collected.

At September 30, 2008, the Company had advanced funding to five healthcare providers under lines of credit and note agreements aggregating $1,466,977. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement. The notes receivable under note agreements are payable as the provider collects certain receivables. The Company charges the healthcare providers interest and other charges as defined in the agreements. At December 31, 2007, the Company had $1,652,079 of notes receivable.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible. At September 30, 2008, no amounts were past due 90 days; however, the Company recorded a $100,000 allowance for doubtful accounts for receivables due from one customer.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008. Notes receivable of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of June 15, 2009. As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board. These stock receipts were recorded as interest income of $1,054,800. At September 30, 2008, the stock price decreased to $0.145 per share resulting in a $696,650 decrease in the value of the Available-for-sale securities. The Company will revalue these securities on a quarterly basis. These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Equity section of the Balance Sheet. The Company does not plan to sell these securities within the next twelve months and has recorded this as a long-term asset.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2008	December 31, 2007
Office furniture and equipment	5-7 Years	$30,174	$27,077
Computer equipment and software	3-5 Years	197,157	181,820
Total		227,331	208,897
Less: accumulated depreciation		(123,765)	(92,995)
Property and equipment, net		$103,566	$115,902

NOTE 5 — NOTES PAYABLE

 On each of October 19, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 ($2,375,000 net proceeds) for a total of $5,000,000 in the aggregate ($4,750,000 net proceeds in the aggregate) in connection with a financing provided by Gottbetter Capital Master, Ltd. (in liquidation) “Gottbetter”, an unaffiliated accredited institutional investor. Pursuant to the terms of a Securities Purchase Agreement, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 at an initial conversion price of $2.25 per share (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five-year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five-year Series E Warrants, as amended, to purchase 541,666 shares of our common stock at a price of $2.25 per share (‘‘Series E Warrants’’).

In connection with an extension of repayment of principal until February 1, 2008 on the Senior Notes described above, the Company granted to Gottbetter additional five year Series D warrants to purchase 500,000 shares of its common stock at an exercise price of $2.25 per share which warrants expire on September 27, 2012. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 amortized over the 4-month extension. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

Upon extending the principal payment date to February 1, 2008, we issued to Gottbetter an amended and restated version of the Senior Note that we issued to Gottbetter on October 20, 2006 and an amended and restated version of the Senior Note that we issued to Gottbetter on November 9, 2006.

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

On August 31, 2007 we received gross proceeds of $250,000 from Vicis and issued a 31-day Convertible Note.

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 after repayment of the $250,000 31-day August 31, 2007 Convertible Note, interest and closing expenses) from Vicis. In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share. As security for our obligations, we, along with our subsidiaries entered into Security Agreements with the Investor, pursuant to which we granted a security interest in all of our assets, except for the accounts receivable and certain contract rights of Xeni Financial, to the Investor. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 7 years.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

On December 3, 2007 we received gross proceeds of $575,000 from Vicis and in connection with the financing, we issued a Convertible Note to Vicis which bore interest at the rate of 8% per year. Subject to certain prepayment provisions, unpaid principal and interest due under the Convertible Note was due and payable on December 2, 2008. On March 31, 2008, both interest and principal on this Note were paid in full as part of the March Securities Purchase Agreement described below.

On January 17, 2008 we filed an amended and restated Certificate of Designations (as amended and restated, the “Certificate of Designations”) with the Secretary of State of the State of Delaware, to, among other things, increase the number of authorized shares of Series B Preferred Stock from 250 shares to 325 shares.

On January 18, 2008, we received net proceeds of $500,000 from Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued 50 shares of Series B Preferred Stock, a seven year Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock a price of $2.50 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.75%; volatility of 118% and an expected term of 7 years.

The January Securities Purchase Agreement provides that our obligations to Vicis under the Series B Preferred Stock, the January Securities Purchase Agreement and the various transaction documents entered into in connection with the January Securities Purchase Agreement (the “January Transaction Documents”) are secured by a lien on all of our assets pursuant to the Security Agreement, dated September 28, 2007, between us and Vicis. The January Securities Purchase Agreement further provides that our obligations under the Series B Preferred Stock, the January Securities Purchase Agreement and the January Transaction Documents are guaranteed by each of our subsidiaries pursuant to the terms of the Guaranty Agreements, dated September 28, 2007, between Vicis and each of our subsidiaries in September 2007. The January Securities Purchase Agreement are secured by the liens on all of the assets of each our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp., created pursuant to the Security Agreements, previously entered into by and between our subsidiaries and Vicis in September 2007.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

March Securities Purchase Agreement

On March 31, 2008, we received net proceeds of $6,809,794 from Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated March 31, 2008 (the “March Securities Purchase Agreement”), pursuant to which we issued 750 shares of Series B Convertible Preferred Stock, par value $0.001 ( “Series B Preferred Stock”), a ten year Series H Warrant to purchase 53,333,334 shares of our common stock at a price of $0.75 per share (the “Series H Warrant”), and pursuant to which Vicis Surrendered for cancellation all Series F Warrants and all Series G Warrants held by Vicis, which warrants were exercisable in the aggregate for 3,125,000 shares of our common stock. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.46%; volatility of 117% and an expected term of 7 years.

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

The March Securities Purchase Agreement provided for the sale by us to Vicis of (i) 750 shares of Series B Preferred Stock (ii) and a Series H Warrant to purchase an aggregate of 53,333,334 shares of our common stock at a price of $0.75 per share. Pursuant to the March Securities Purchase Agreement, the aggregate gross purchase price for the Series B Preferred Stock and the Series H Warrant was $7,500,000, which was paid by wire transfer of immediately available funds and the surrender for cancellation of a promissory note that we issued to Vicis in the principal amount of $575,000. Principal and accrued interest under the promissory note and $100,000 of Vicis’ expenses were applied against the purchase price. The Vicis expenses are being amortized over

The March Securities Purchase Agreement provides to Vicis, for a period of eighteen months after the closing date, a right of first refusal with respect to subsequent placements of equity or equity equivalent securities by us. The right of first refusal is on a pro rata basis (based upon the amount invested) with Gottbetter.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Series B Preferred Stock

On March 31, 2008 we filed an amended and restated Certificate of Designations (as amended and restated, the “Certificate of Designations”) with the Secretary of State of the State of Delaware to, among other things, increase the number of authorized shares of Series B Preferred Stock from 325 shares to 1,250 shares to provide additional preferred shares for the March Securities Purchase Agreement

The Certificate of Designations, which designates the rights, preferences, privileges and terms of the Series B Preferred Stock, provides that the Series B Preferred Stock will rank senior to other classes of Common Stock and Preferred Stock that are currently outstanding as to distributions of assets upon liquidation, dissolution or winding up and as to payment of dividends on shares of equity securities.

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
SEPTEMBER 30, 2008

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

As of September 30, 2008, there were 1,000 shares of Series B Preferred Stock issued and outstanding.

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

As of September 30, 2008, the outstanding Series H Warrant is exercisable for an aggregate of 53,333,334 shares or our common stock.

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
SEPTEMBER 30, 2008

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

The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares underlying the Series B Preferred Stock and the Series H warrant within 60 days after the closing date. We are only required to register up to thirty percent of the number of outstanding shares of common stock in such registration statement and then file subsequent registration statements after the later of (i) sixty days following the sale of the securities covered by the initial registration statement or any subsequent registration statement and (ii) six months following the effective date of the initial registration statement or any subsequent registration statement. We are required to cause the initial registration statement to become effective on or before the date which is 150 calendar days after the closing date if the Securities and Exchange Commission (the “SEC”) does not review the registration statement or 180 calendar days after the closing if the registration statement receives a full review by the SEC. If we fail to file a registration statement in the time frame required, fail to file a request for acceleration in the time frame required, or fail to maintain the effectiveness of a registration statement as required by the Registration Rights Agreement, we will be required to pay a cash penalty in the amount of 1.5% of the aggregate stated value of the Series B Preferred Stock for each month, or part thereof, that such registration statement is not filed or effective, as the case may be. The cash penalty is limited to 9% of the aggregate stated value of the Series B Preferred Stock. The cash penalty will not apply to the registration of shares of common stock underlying the Series H Warrant. The Registration Rights Agreement also provides for piggyback registration rights. On May 23, 2008, the Company filed the required Form S-1 registration statement with the SEC. On July 16, 2008, the Company filed Amendment Number 1 to the Form S-1 in response to comments from the SEC. On August 25, 2008, the Company filed Amendment Number 2 to the Form S-1 in response to comments from the SEC.

For the three and nine months ended September 30, 2008, amortization of the debt discount on notes payable amounted to $255,933 and $930,627, respectively.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 — NOTES PAYABLE (continued)

The promissory notes are as follows:

	September 30, 2008	December 31, 2007
Notes payable	$5,000,000	$5,575,000
Less principal repayments	(1,111,111)	—
Notes payable outstanding	3,888,889	5,575,000
Less: unamortized discount on notes payable	(2,388,687)	(2,566,395)
Notes payable, net	1,500,202	3,008,605
Less current portion	(1,500,202)	(2,942,842)
Notes payable, net of discount of $2,388,687 at September 30, 2008 and $2,566,395 at December 31, 2007, less current portion	$—	$65,763

For the three and nine months ended September 30, 2008, amortization of the debt discount on mandatorily redeemable convertible Series B preferred stock amounted to $1,250,000 and $3,345,982, respectively.

The mandatorily redeemable convertible Series B preferred stock has been recorded as follows:

	September 30, 2008	December 31, 2007
Mandatorily redeemable convertible Series B preferred stock	$10,000,000	$2,000,000
Less: unamortized discount on preferred stock	(7,500,000)	(653,674)
Mandatorily redeemable convertible Series B preferred stock, net	$2,500,000	$1,346,326

NOTE 6 — LOAN PAYABLE

The Company had a loan payable to an unrelated individual in the amount of $69,559 at December 31, 2007. During June 2008, per agreement with the unrelated individual, this loan was offset against receivables owed from the unrelated individual.

The Company also had a net loan payable at December 31, 2007 to a customer of the Company in the amount of $40,000. During March 2008, the remaining $40,000 of this loan payable was paid in full to the customer.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 100,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2008, there are 12,940,065 shares issued and outstanding. See Note 9.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Between February 1, 2006 and September 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and September 30, 2008, 26.3 shares of Series A Convertible Preferred Stock were converted into 526,667 shares of common stock leaving 2 Series A Convertible Preferred Stock outstanding as of September 30, 2008.

The Company is authorized to issue 1,250 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. On September 28, 2007, 200 shares of Series B convertible preferred stock were issued with the September Securities Purchase Agreement. On January 18, 2008, 50 shares of Series B convertible preferred stock were issued with the January Securities Purchase Agreement. On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued with the March Securities Purchase Agreement. As of September 30, 2008, there are 1,000 issued and outstanding shares of Series B convertible preferred stock.

Common stock options

A summary of the status of the Company's outstanding stock options as of September 30, 2008 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,514,250	$2.57	$120,750
Granted	2,145,000	0.73	6,200
Exercised	—	—	—
Forfeited	(45,055)	2.45	—
Outstanding at September 30, 2008	5,614,195	$1.87	$126,950
Options exercisable at end of period	4,502,166	$2.00	$126,950
Weighted-average fair value of options granted during the period	0.73

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 — STOCKHOLDERS’ EQUITY
Common stock options (continued)

The following information applies to options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	9.25	$0.38	483,000	$0.38
$0.60	206,666	9.50	$0.60	73,333	$0.60
$0.67	175,000	9.00	$0.67	91,666	$0.67
$0.75	1,925,000	9.50	$0.75	1,925,000	$0.75
$1.39	105,000	8.25	$1.39	95,000	$1.39
$2.25	1,016,650	8.00	$2.25	683,333	$2.25
$3.25	178,316	7.25	$3.25	126,667	$3.25
$3.40	858,330	7.25	$3.40	573,333	$3.40
$4.00 - 4.25	666,233	7.75	$4.03	450,834	$4.08
	5,614,195		$1.59	4,502,166	$2.02

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $2,197,482 for the nine months ended September 30, 2008 and $2,506,281 for the nine months ended September 30, 2007.

As of September 30, 2008, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $366,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of September 30, 2008 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	5,733,012	$2.42
Granted	54,333,334	0.75
Exercised	—	—
Forfeited	(2,500,000)	(2.35)
Outstanding at September 30, 2008	57,566,346	$0.85
Common stock issuable upon exercise of warrants	57,566,346	$0.85

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 — STOCKHOLDERS’ EQUITY
Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
$0.75	54,333,334	9.41	$0.75	54,333,334	$0.75
$1.25	199,000	1.72	$1.25	199,000	$1.25
$1.50	56,667	2.74	$1.50	56,667	$1.50
$2.25	1,527,778	3.38	$2.25	1,527,778	$2.25
$2.50	640,400	0.13	$2.50	640,400	$2.50
$3.00	579,167	0.62	$3.00	579,167	$3.00
$3.76	225,000	1.05	$3.76	225,000	$3.76
$4.00	5,000	1.05	$4.00	5,000	$4.00
	57,566,346		$0.85	57,566,346	$0.85

NOTE 8 — COMMITMENTS

Lease agreements

On February 1, 2008, the Company was assigned a master lease on its facility and a 5-year lease option was exercised which extends the master lease until July 2013. Rent expense for the nine months ended September 30, 2008 and September 30, 2007 was $74,555 and $62,419, respectively.

Future minimum operating lease commitments as of September 30, 2008 are as follows:

Year Ending December 31	Amount
2008	$11,730
2009	47,896
2010	50,291
2011	52,805
2012	55,446
2013	33,267
$251,435

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9 — SUBSEQUENT EVENTS

On October 29, 2008, MDwerks, Inc. (the “Company”) held a special meeting of the stockholders of the Company (the “Special Meeting”). At the Special Meeting, the stockholders approved an amendment to Article 4 of the Certificate of Incorporation of the Company to increase the authorized number of shares of common stock, par value $0.001 per share, of the Company from 100 million shares to 200 million shares. The stockholders also approved an amendment to Section 1 of Article I of the Company’s Bylaws to appropriately change the name in the Company’s Articles from “Western Exploration, Inc.” to “MDwerks, Inc.” and an amendment to Section 2 of Article II of the Company’s Bylaws to change the date of the annual meeting of the Company to May 31 of each year or such other date as the Board of Directors determines. At the Special Meeting, the stockholders of the Company also elected the Board of Directors of the Company and ratified the appointment of Sherb & Co., LLP as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2008 and for the 2009 quarterly SEC reports.

On November 6, 2008, the Company temporarily reduced the conversion price set forth in the Senior Note issued to Gottbetter on October 19, 2006 (the “October Note”) from $2.25 per share to $0.303 per share with respect to a one-time conversion of  $433,333.33 of Conversion Amount (as defined in the October Note).  After the conversion price was reduced, Gottbetter converted $433,333.33 of Conversion Amount into 1,430,143 shares of Common Stock of the Company.  In connection with the reduction in the conversion price of the October Note, both Gottbetter and Vicis waived all anti-dilution adjustments to which they would have been entitled under the terms of the securities that they hold as result of the reduction of the conversion price of the October Note.   In connection with the waiver by Vicis of the anti-dilution adjustments to which Vicis was entitled as described above, the Company agreed to pay Vicis $250,000.

On November 6, 2008, pursuant to a Securities Purchase Agreement by and between Vicis and Gottbetter, Vicis  purchased from Gottbetter, for a purchase price of $2,250,000, all of Gottbetter's rights, title and interest in and to:

(i) that certain Securities Purchase Agreement, dated as of October 19, 2006, by and between the Company and Gottbetter pursuant to which the Company issued to Gottbetter: (A) the Senior Notes, (B) Series D Warrants to purchase an aggregate of 375,000 shares of Common Stock; and (C) Series E Warrants to purchase an aggregate of 541,667 shares of Common Stock of the Issuer (the “Series E Warrants”),

(ii) the Senior Notes;

(iii) Series D Warrants to purchase an aggregate of 875,000 shares of Common Stock;

(iv) Series E Warrants to purchase an aggregate of 541,667 shares of Common Stock;

(v) the Security Agreement, dated as of October 19, 2006, by and between the Company and Gottbetter;

(vi) the Guaranty Agreement, dated as of October 19, 2006, by and among the Company, Mdwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp., Xeni Medical Billing Corp. and Gottbetter; and

(vi) the Registration Rights Agreement, dated as of October 19, 2006, by and between the Company and Gottbetter.

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

Our Xeni Medical Systems, Inc. ("Xeni Medical") CLAIMwerks™ solutions can provide actual contract based, insurance company comparable screening and analysis of medical claims directly from a client’s practice management system, so that deficiencies and errors can be corrected before they are submitted to insurance companies or other payors for electronic payment. Further, the matching, settlement and posting of private insurance company claims payments is electronically performed for clients, minimizing the bookkeeping and investigation necessary to determine payment status and collection actions.

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

We also provide term loans and purchase claims to improve our client’s cash flows.

Our operations will continue to be subject to risks inherent in the establishing and acquiring of new businesses, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenue will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue derived from fees related to billing and collection services are generally recognized when the customer's accounts receivable are collected. Revenue from implementation fees are generally recognized over the term of the customer agreement. Revenue derived from maintenance, administrative and support fees are generally recognized at the time the services are provided to the customer.

Revenue derived from claims purchased from unaffiliated healthcare providers are generally recognized when the claims are paid and the funds are collected.

Results of Operations

For the Nine months Ended September 30, 2008 Versus the Nine months Ended September 30, 2007

Revenue

For the nine months ended September 30, 2008, we recorded total revenue of $702,360. Of this total, we recorded service fee revenue of $420,212, accounting for 59.8% of total revenue, financing income of $195,464, accounting for 27.8% of total revenue and claims purchase revenue of $86,684, accounting for 12.4% of total revenue. For the nine months ended September 30, 2007, we recorded total revenue of $403,233. Of this total, we recorded service fee revenue of $356,540, accounting for 88.4% of total revenue and financing income of $46,693, accounting for 11.6% of total revenue. The increases in revenue from 2007 resulted primarily from additional funding to and claims purchased from new and existing clients.

Operating Expenses

For the nine months ended September 30, 2008, total operating expenses were $5,937,613 as compared to $6,196,794 for the nine months ended September 30, 2007, a decrease of $259,181 or 4.2%. Included in this net decrease for the nine months ended September 30, 2008 is the following:

1.
We recorded compensation expense of $4,144,549 as compared to $4,073,320 for the nine months ended September 30, 2007. This $71,229 or 1.7% increase was mainly attributable to stock options granted of $2,197,482 and executive bonuses of $453,131 paid during the nine months ended September 2008 versus amortization of prior year stock option grants of $2,506,281 and executive bonuses of $137,813 during the nine months ended September 2007; and

2.
Consulting expense amounted to $168,349 as compared to $562,798 for the nine months ended September 30, 2007, a decrease of $394,449, or 70.1%. This decrease resulted primarily from a decrease of $229,859 related to consultants used to assist with obtaining financing for the company, and a decrease of $105,400 for the hiring of information technology consultants in the current year; and

3.
Professional fees amounted to $492,901 as compared to $299,901 for the nine months ended September 30, 2007, an increase of $193,000, or 64.4%. This expense was attributable to an increase in legal fees related to additional SEC filings, and Series B Convertible Preferred Stock offerings, new client agreements and other corporate matters; and

4.
Selling, general and administrative expenses were $1,131,814 as compared to $1,260,775 for the nine months ended September 30, 2007, a decrease of $128,961, or 10.2%. This decrease resulted from a reduction of outside sales consultants, advertising, sales travel, trade shows and investor relation expenses, partially offset by bad debt expense.

For the nine months ended September 30, 2008 and 2007, selling, general and administrative expenses consisted of the following:

	September 30, 2008	September 30, 2007
Employee benefits and payroll taxes	$337,994	$316,504
Information technology	169,352	137,460
Occupancy and office expenses	167,534	145,067
Other selling, general and administrative	456,934	661,744
	$1,131,814	$1,260,775

Other Income (Expenses)

For the nine months ended September 30, 2008, interest income was $1,083,931 as compared to $60,201 for the nine months ended September 30, 2007, an increase of $1,023,730. This increase was principally due to restructuring the notes receivable described below.

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008. Notes receivable of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of June 15, 2009. As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board. These stock receipts were recorded as interest income of $1,054,800. At September 30, 2008, the stock price decreased to $0.145 per share resulting in a $696,650 decrease in the value of the Available-for-sale securities. The Company will revalue these securities on a quarterly basis. These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Equity section of the Balance Sheet.

For the nine months ended September 30, 2008, interest expense was $4,563,097 as compared to $1,526,737 for the nine months ended September 30, 2007, an increase of $3,036,360. This increase was primarily due to non-cash interest amortization of debt discount and deferred fees related to our notes payable as well as an increase in borrowings.

On March 31, 2008, the Company received net proceeds of $6,809,794 from Vicis. Along with this financing, the Mandatorily Redeemable Convertible Series B Preferred Stock issued in connection with the September 28, 2007 financing of $2,000,000 and the January 18, 2008 financing of $500,000 were returned and considered debt extinguishment and a new Note Payable to Vicis for $10,000,000 was recorded. The transaction resulted in a change to the debt discount which was recorded as a non-cash $660,122 loss on extinguishment of debt.

Net Loss

We reported a net loss of $9,374,052 for the nine months ended September 30, 2008 as compared to net loss of $7,259,932 for the nine months ended September 30, 2007. The loss per share was $.72 for the nine months ended September 30, 2008 as compared to a per share loss of $.57 for the nine months ended September 30, 2007.

 For the Three Months Ended September 30, 2008 Versus the Three Months Ended September 30, 2007

Revenue

For the three months ended September 30, 2008, we recorded total revenue of $236,650. Of this total, we recorded service fee revenue of $109,762, accounting for 46.4% of total revenue, financing income of $63,901, accounting for 27.0% of total revenue, and claims purchase revenue of $62,987, accounting for 26.6% of total revenue. For the three months ended September 30, 2007, we recorded total revenue of $136,573. Of this total, we recorded service fee revenue of $119,820, accounting for 87.7% of total revenue and financing income of $16,753, accounting for 12.3% of total revenue. The increases in revenue from 2007 resulted primarily from additional funding to and claims purchased from new and existing clients.

Operating Expenses

For the three months ended September 30, 2008, total operating expenses were $1,369,923 as compared to $1,834,304 for the three months ended September 30, 2007, a decrease of $464,381 or 25.3%. Included in this decrease for the three months ended September 30, 2008 is the following:

1.
We recorded compensation expense of $833,555 as compared to $1,229,568 for the three months ended September 30, 2007. This $396,013 or 32.2% decrease was primarily attributable to stock options of $280,760 and executive bonuses of $58,750 paid during the three months ended September 2008 versus amortization of prior year stock option grants of $710,838 and executive bonuses of $45,938 during the three months ended September 2007; and

2.
Consulting expense amounted to $29,630 as compared to $158,360 for the three months ended September 30, 2007, a decrease of $128,730, or 81.3%. This decrease resulted from lower financing costs and outside business development and information technology consultants expense; and

3.
Professional fees amounted to $162,950 as compared to $74,215 for the three months ended September 30, 2007, an increase of $88,735, or 119.6%. This expense was attributable to an increase in legal fees related to additional SEC filings, and Series B Convertible Preferred Stock offerings, higher accounting fees for SEC filings and other corporate matters; and

4.
Selling, general and administrative expenses were $343,788 as compared to $372,161 for the three months ended September 30, 2007, a decrease of $28,373, or 7.6%. This decrease resulted from a reduction in advertising, sales travel, trade shows and investor relation expenses.

For the three months ended September 30, 2008 and 2007, selling, general and administrative expenses consisted of the following:

	September 30, 2008	September 30, 2007
Employee benefits and payroll taxes	105,223	99,891
Information technology	84,568	41,970
Occupancy and office expenses	53,959	45,800
Other selling, general and administrative	100,038	184,500
	$343,788	$372,161

Other Income (Expenses)

For the three months ended September 30, 2008, interest income was $425,901 as compared to $13,492 for the three months ended September 30, 2007, an increase of $412,409. This increase was principally due to restructuring the notes receivable described below.

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008. Notes receivable of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of June 15, 2009. As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board. These stock receipts were recorded as interest income of $1,054,800. At September 30, 2008, the stock price decreased to $0.145 per share resulting in a $696,650 decrease in the value of the Available-for-sale securities. The Company will revalue these securities on a quarterly basis. These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Equity section of the Balance Sheet.

Other Income (Expenses) (continued)

For the three months ended September 30, 2008, interest expense was $1,898,138 as compared to $500,601 for the three months ended September 30, 2007, an increase of $1,397,537. This increase was primarily due to non-cash interest amortization of debt discount and deferred fees in connection with our notes payable as well as an increase in borrowings

Net Loss

We reported a net loss of $2,605,510 for the three months ended September 30, 2008 as compared to net loss of $2,184,840 for the three months ended September 30, 2007. The loss per share was $.20 for the three months ended September 30, 2008 as compared to a per share loss of $.17 for three months ended September 30, 2007.

Liquidity and Capital Resources

We used the proceeds from the sales of preferred stock through September 30, 2008 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of $1,466,977 and accounts receivable of $841,887 owed to us at September 30, 2008. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

On January 18, 2008, we received net proceeds of $500,000 from Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued 50 shares of Series B Preferred Stock, a seven year Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock at a price of $2.50 per share.

On March 31, 2008, we received net proceeds of $6,809,794 from Vicis. In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated March 31, 2008 (the “March Securities Purchase Agreement”), pursuant to which we issued 750 shares of Series B Convertible Preferred Stock, par value $0.001 ( “Series B Preferred Stock”), a ten year Series H Warrant to purchase 53,333,334 shares of our common stock at a price of $0.75 per share (the “Series H Warrant”), and pursuant to which Vicis surrendered for cancellation all Series F Warrants and all Series G Warrants held by Vicis, which warrants were exercisable in the aggregate for 3,125,000 shares of our common stock.

We believe we have sufficient funds and prospective business activity to conduct our business and operations as they are currently undertaken for the next 12 months.

While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company becomes unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including institutional financing described in Note 5, will provide the opportunity for the Company to continue as a going concern.

We currently have no material commitments for capital expenditures.

Cash flows

At September 30, 2008, we had cash of $664,605.

Net cash used in operating activities was $3,645,323 for the nine months ended September 30, 2008 as compared to $3,309,943 for the nine months ended September 30, 2007, an increase of $335,380. This increase is primarily attributable to an increase in our net loss and the following:

1.	Gottbetter and Vicis debt offering costs of $184,824 and debt discount costs of $4,276,609, compared to debt related costs during the nine months ended September 30, 2007 of $1,342,094;

2.	Stock-based compensation of $2,197,482 versus stock-based compensation expense of $2,506,281 for the nine months ended September 30, 2007;

3.	A net increase in notes receivable, accounts receivable, allowance for doubtful accounts and prepaid expenses aggregating $1,632,343 principally related to the increases in customer receivables;

4.	An increase in accounts payable, accrued expenses, and deferred revenue related to an increase in operating activities aggregating $549,219.

Net cash used in investing activities was $2,018,434 for the nine months ended September 30, 2008 as compared to $5,209 for the nine months ended September 30, 2007 primarily due to the purchase of certificates of deposit.

Net cash provided by financing activities was $6,007,459 due to the proceeds from the sale of Series B Preferred Stock for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $1,939,468 for the nine months ended September 30, 2007.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company has financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations and customer financing assets. Historically, we have not experienced material gains or losses on these instruments due to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Control over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submissions of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None

Item 6 — Exhibits

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

99.1	Amendment No. 2 to Gottbetter Senior Note Issued October 19, 2006

99.2	Consent and Waiver of Gottbetter, dated November 6, 2008

99.3	Consent and Waiver of Vicis, dated November 6, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDWERKS, INC.

November 12, 2008	/s/ Howard B. Katz
Howard B. Katz
Chief Executive Officer

November 12, 2008	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer