Form 10-K
period 2008-12-31
MDwerks, Inc.
filed 2009-04-15
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ___________ to ___________

Commission file number 333-118155

MDWERKS, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	33-1095411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Windolph Center, Suite I
1020 N.W. 6th Street
Deerfield Beach, FL 33442
(Address of Principal Executive Offices)

(954) 389-8300
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None [MDWK:OTCBB]

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                              Accelerated filer ☐
Non-accelerated filer                                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of June 30, 2008, there were 14,370,208 shares of the issuer’s common equity outstanding with an aggregate market value of $8,622,125.

Documents incorporated by reference:   None

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	46

i

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’ and similar terms, as well as references to the ‘‘Registrant’’ in this Annual Report on Form 10-K, refer to MDwerks, Inc. (including its subsidiaries).

Description of Business

We operate various entities engaged in the sale of products and services to the health care industry.  We have recently shifted our focus away from the funding solution business and are currently focused on the sale and leasing of digital pen technology and in connection therewith the provision of funding to the healthcare provider industry. Our products, software and services can help doctors, clinics, surgical or hospital based practices, home health care, nursing homes and other healthcare providers and their vendors significantly improve their electronic medical records as follows:

•	Improve cash flow management;

•	Increase revenue control;

•	Leverage receivables through competitive short term financing arrangements;

•	Improve information management, financial security and provider regulatory compliance;

MDwerks, Inc., an OTC Bulletin Board company (OTCBB:MDWK) conducts its business through four wholly owned subsidiaries of our wholly-owned subsidiary, MDwerks Global Holdings, Inc., namely: Xeni Medical Systems, Inc. (‘‘Xeni Systems’’); Xeni Medical Billing, Corp. (‘‘Xeni Billing’’); Xeni Financial Services, Corp. (Xeni Financial); and, Xeni Patient Access Solutions, Inc. (“XPAS”). Xeni Systems, Xeni Billing, Xeni Financial  and XPAS are the ‘‘Xeni Companies’’

Digital Pen Technology

We expect to generate all of our future revenues from two different sources, each of which is related to the sale of  products associated with the D-PAS digital pen technology.  More specifically, we expect to derive revenue from the sale of digital pens to  healthcare providers.  In addition, we will receive fees from Patient Access Solutions, Inc. (“PASO”) for the provision of financing to the health care providers to enable them to enter into digital pen leases.  We also expect to receive referral fees from strategic associates.

In September 2008 we began focusing our sales efforts on the D-PAS Digital Pen Technology to providers of health care.  D-PAS utilizes a digital pen and paper technology, which is easy to use, has a low cost of ownership, and is unobtrusive to business processes. This means people utilizing this technology can continue to write with pen and paper. All the information written is captured electronically, transmitted to a central processing server via the Internet and made available to back office and document management systems immediately. Data can be transmitted in two ways. The pens are Bluetooth enabled and can be paired with approved cellular devices where data is routed through a secure connection back to the server. Additionally, based on business requirements, the pens can be docked in a USB cradle attached to a PC or workstation which will also send the data back for processing if real time data is not required. D-PAS captures handwritten information, transfers it into a digital form and utilizes the data to initiate workflows in a secure environment. Patients’ medical history and patient records are securely used to initiate necessary workflows digitally, securely and much more efficiently, empowering the healthcare business process. Although the initial focus is on the healthcare industry, the digital pen can be utilized by many different industries and these applications will be explored as potential areas for sales of the product.  We anticipate having many different customers and do not currently have any dependence on one customer.

We have a non-exclusive nationwide sub-license from PASO and currently we are concentrating our marketing efforts in South Florida. Our primary customers are qualified healthcare providers such as nursing homes, clinics, hospitals and multiple doctor practices. We intend to expand in the near future into states such as Texas, Ohio, California, Pennsylvania and New Jersey, each of which has a high concentration of prospective healthcare clients.

The digital pen was developed by the Anoto Group AB, headquartered in Sweden.  The Anoto Group AB has licensed the rights to sell the pen to Digital Pen Systems in Salt Lake City, Utah who subsequently sells the pens to us as well as the paper required to be used with the pens.  The technology used to integrate the D-PAS pen with computer systems was created and is owned by PASO who has further sublicensed the technology to us on a non-exclusive basis.  PASO is a company with headquarters in Hauppauge, New York whose shares of common stock are traded on the OTC.  The Company has not spent any research and development costs on the digital pen technology business.  There are no anticipated risks relating to obtaining materials for digital pens or risks relating to environmental costs.

The healthcare industry is being required to provide and maintain Electronic Medical Records (EMR) to replace their current paper-based systems.  The digital pen provides a streamlined and intuitive system that allows doctors, nursing homes and other health care facilities to affordably digitize their practices.

Digital Pen Sales and Services

Through our partnership with PASO, XPAS has begun to sell D-PAS digital pen technology directly to healthcare providers such as nursing homes and home health care companies.  Digital pens capture the handwriting for later transfer to a personal computer.  These pens work in conjunction with specialized, customized forms and paper.  In the healthcare industry, various opportunities exist to standardize and improve the capturing of medical information which can improve their ability to process claims easier and improve insurance reimbursement on a faster and more accurate basis.  We also intend to finance the digital pen leases and derive revenue from the interest charged for the loans we provide.  To date, we have not sold any digital pens systems but have made four proposals to Florida based nursing homes.  However, during the 6 months ended March 31, 2009, we financed six leases of D-PAS digital pen technology to customers of PASO and will recognize approximately $410,000 in revenue over 36 to 48 month periods from such financings once the implementations are completed.  Software customization and integration and final installation as well as designing and printing the necessary digital forms needed by each client can take 60 to 120 days.  Thus, one client has had a successful installation and three others are in the final stages of installation and the remaining two are scheduled for finalization in May 2009.  The digital pen technology package will also be productive in other industries as well and the Company believes that opportunities are available in transportation, airlines, trucking and the military, among others. We intend to expand into some of these industries in future periods.

Digital Pen Contract Purchasing Services

Through Xeni Financial, we can offer to purchase contracts from PASO for clients purchasing and utilizing a digital pen.  The lease purchases are secured by the underlying digital pen leases of the healthcare provider.  These contracts are typically purchased at a discount from the contracted revenue stream from these digital pen leases. Our ability to engage in these financing transactions will be dependent upon our ability to use existing financing for the pen purchase or to find alternative financing. We intend to consummate a financing commitment by April 17, 2009 whereby we will receive $3,200,000 (net proceeds of $3,108,550) in financing to be utilized for business operations, including the financing of lease purchases.

Medical Claims Businesses

At the end of 2008, the Company decided to disband the medical claims submission, billing and collection and financing businesses of Xeni Systems, Xeni Billing and Xeni Finance.  Although we do not plan to be engaged in this line of business, we may engage in occasional financing transactions related to such line of business. This decision was based on our realization that these previous businesses that had generated most of the Company’s revenue since inception were no longer generating enough revenue to sustain the Company. During the year ended December 31, 2008 we derived all of our revenue from our business services, billing services and lending services businesses. Xeni Finance will continue its lending services, however, the loans will be provided to finance digital pen system purchases and leases and will be secured by the pens as opposed to claims receivables.

Lending Services

Our FUNDwerks™ solutions electronically managed loans, loan repayments and the movement of funds through linked bank accounts.

Through Xeni Financial, we offered to lend or arrange lending from third parties to healthcare providers on a short term, revolving line of credit and sometimes on a term loan basis. The loans were secured by claims receivable of the healthcare provider. Like Xeni Billing, Xeni Financial leveraged the solutions and services offered by Xeni Systems to value the claims, score risk, document and track claims payment status, verify remittance of payments from insurance companies and sweep funds to the appropriate accounts with the assistance of electronic and automated processes. Xeni Financial arranged loans at attractive rates and terms, since it did not have to invest significant capital to develop or make a major hardware and software purchase of a system to make loans secured by receivables. Xeni Financial lent to healthcare providers on the merit of the receivables and could even lend on Medicare claims.

Industry Analysis

Industry Size:

Healthcare has been called the single largest U.S. industry. According to the Centers for Medicare and Medicaid Services (CMS). The National healthcare expenditure projections are produced annually by the Office of the Actuary at the CMS. They are based on historical national health expenditures and a model framework that incorporates actuarial, econometric and judgmental factors.  The general term "Healthcare" encompasses a multitude of products and services.  In 2008, CMS forecasted $2.4 trillion in health expenditures and such expenditures are forecasted to grow significantly to $4.3 trillion by 2018, categorized as follows:

	Projections
	(in $Billions)
	2008	2018
Hospital Care	$746.5	$1,374.1
Physician and Clinical Services	508.5	865.2
Other Professional Services	65.8	116.8
Dental Services	99.9	161.4
Other Personal Health Care	70.5	194.7
Home Health Care	64.4	134.9
Nursing Home Care	137.4	240.9
Prescription Drugs	235.4	453.7
Other Medical Products	64.2	97.6
Program Administration & Private Health	165.6	315.0
Government Public Health Activities	68.3	132.0
Research, Structures & Equipment	152.0	267.0

	$2,378.5	$4,353.3

Market Needs

The demand for healthcare technology continues to grow as healthcare providers desire the increased efficiency derived from new technology.

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

Our marketing is based on prioritizing potential purchasers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we expect to focus our marketing efforts in geographic areas that contain high concentrations of prospective clients, such as California, Florida, Massachusetts, Texas, New York and New Jersey. We believe that a concentration of marketing efforts in areas with high concentrations of prospective clients will also reduce costs (for example, by reducing processing of repetitive contract pricing and increasing set-up efficiencies for field reps) as well as increasing revenues.

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

Non-Media Marketing

We expect to attract new clients by marketing through independent sales and affinity business representatives. Typical independent sales representatives are already selling other products and services of other companies to the same target market and may be looking for new, non-competitive lines to promote. Affinity business representatives sell their own complimentary products or services, and may see our solutions and services as a new product line, enhancement or up-sell to their existing line. Affinity business representatives are expected to include vendors and suppliers of healthcare providers, such as clearinghouses, diagnostic services and medical supply companies, as well as billing and practice management product sellers. Banks and insurance companies can make excellent affinity business representatives, as we offer ‘‘off-the-shelf’’ access to the lucrative healthcare provider community for a new lending product, with tremendous up-selling opportunities, including by co-branding and return referrals to the other services that they represent.

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

Sales Methods

Sales will be generated by conventional methods, which may include direct sales calls, trade shows, seminars, webcasts and direct mail. Lead generation will include Internet presence and third party referral sources. We also expect to obtain sales from strategic business alliances.

Revenue Generation

D-PAS Digital Pen Technology

We expect to generate our future revenues from two different sources, each of which is related to the sale of products associated with the D-PAS digital pen technology.  More specifically we expect to derive revenue from the sale of digital pens to healthcare providers.  In addition, we will receive fees from PASO. for the provision of financing to the health care providers to enable them to enter into digital pen leases.  To date, we have financed six leases of D-PAS digital pen technology to customers of PASO and will derive revenue from such financings once they are implemented.  Such revenue will be recognized over the life of each lease.  Examples include the following:

Financing Fees:   Financing revenue from health care providers purchasing pen contracts from PASO.

D-PAS Sales Fees:   Healthcare providers leases of digital pens and software and the revenue stream from these pen leases.

New lines of Business

We expect to generate new revenue derived from healthcare providers, their payers and lenders, as well as strategic associates who pay referral fees.

We also plan to generate additional revenues through strategic acquisitions.

Competition

There are many companies that perform data collection services both in the health care industry as well as in other industries. Many of these companies have data collection solutions that involve the use of computers and are digital.  Although we do not know of any other company using the D-PAS digital pen technology for data collection in the health care industry, there are several companies using many other methods of data collection that can be applicable to the health care industry. We will compete with all of these companies.  The market for data collection is highly competitive.   Many of the competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us.  We may not be able to successfully compete with them in the marketplace nor may our licensees.

The primary purpose of a digital pen is to allow for the transfer of written text to a computer in digital form. Most digital pens are designed to be used with specially formatted digital paper. The digital pen can be used productively in almost any industry for numerous tasks and can significantly increase efficiency and reduce the amount of paper used or stored. There are a number of companies that market digital pens, including Anoto, Logitech, LiveScribe, Adapx, XMS Penvision, Inplay Technologies, EPOS Technologies and Dane Elec Memory and most have similar functions and capabilities.

The Digital pen and paper and related software customization and service is a young business and we expect it to mature quickly. Currently, we are selling the D-PAS digital pen package to nursing homes and other healthcare facilities. We believe that the healthcare industry has certain special needs and requirements that can be fulfilled with our package. While we expect to primarily cater to the healthcare industry for the next three to six months, we do anticipate offering the D-PAS digital pen package in various forms to other industries including transportation, shipping and the Military, where we believe there are prime opportunities.

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

Xeni Financial Services Corporation is a corporation, organized under the laws of the State of Florida, originally formed on February 3, 2005.

Xeni Medical Billing Corp. is a corporation, organized under the laws of the State of Delaware, originally formed on March 2, 2005.

Xeni Patient Access Solutions, Inc. is a corporation, organized under the laws of the State of Florida, originally formed on May 30, 2007 as Patient Payment Solutions, Inc. and was renamed March 2, 2009.

Our principal executive office is located at Windolph Center, Suite I, 1020 NW 6th Street, Deerfield Beach, Florida 33442 and our telephone number is (954) 389-8300. Our website address is www.mdwerks.com.

History of the Company

We were organized and incorporated in the State of Delaware on July 22, 2003 under the name Western Exploration, Inc. as a resource exploration stage company.  In November 2005, we ceased operations as a resource exploration company due to inadequate financing.  On November 16, 2005, Western Exploration, Inc.  engaged in a merger with MDwerks Global Holdings, Inc. and MDwerks Acquisition Corp., a Florida corporation (‘‘Acquisition Corp.’’), a wholly-owned subsidiary of Western Exploration, Inc., with MDwerks Global Holdings, Inc. surviving as a wholly-owned subsidiary of Western Exploration, Inc. Upon the closing of the Merger, we changed our corporate name from ‘‘Western Exploration, Inc.’’ to ‘‘MDwerks, Inc.’’ and succeeded to the business of MDwerks Global Holdings, Inc. as our sole line of business under the direction of MDwerks Global Holdings, Inc.’s management.

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

Xeni Financial was organized in February 2005, to finance providers seeking loans on receivables processed through Xeni Systems. Xeni Billing was organized in March 2005, to provide billing services to providers processing their claims through Xeni Systems.  Today, these entities are no longer providing billing services but are being used in our digital pen technology business as opposed to the purpose for which they were organized.

We have provided for our funding needs through the issuance of securities and notes payable.  The Company received its financing from the sale of securities in private offerings in 2005 and 2006 and notes payable created in 2006 and paid off in 2007, as well as two notes issued in 2006.  From October 2006 to March 2008, we raised an aggregate gross amount of $15,000,000 from the sale of notes payable of $5,000,000 to Gottbetter Capital Master, Ltd.(these notes are now owned by Vicis) and from the sale of Series B Preferred Stock of $10,000,000 to Vicis Capital Master Fund .  In November 2008, we entered into a Loan and Securities Purchase Agreement with Debt Opportunity Fund LLLP (“DOF”) pursuant to which DOF will lend the Company up to $10,300,000 (subsequently increased to $11,800,000 on December 31, 2008) subject to a claims assignment agreement.

Subsequent to year end, the possible transaction with a new client, for which funds from DOF had been escrowed, was aborted and the Company discussed the DOF escrowed funds with Vicis Capital, the manager of DOF.   It was suggested that a portion of such funds be loaned to the Company for use in further developing and promoting its new digital pen and paper business. Terms of a loan in the amount of $3,200,000 (net proceeds of $3,108,550) were agreed upon in March 2009 and a closing is anticipated no later than April 17, 2009. The loan will be reflected as a Senior Secured Promissory Note in the amount of $3,851,375 which, in addition to the loan proceeds, includes a $300,000 advance made to the Company in December 2008, $236,000 for fees related to the cancelled transaction, $27,925 of accrued interest and $87,450 for professional and other fees. An original issue discount of 2% is payable upon takedown and annual interest of 13% will accrue through September 2009 and is payable on October 1, 2009 at which time monthly interest payments will commence and are payable in arrears on the first business day of each following month. Monthly principal payments of $40,000 will also commence on October 1, 2009 and the Note balance is due on October 30, 2011. In addition, Vicis will receive 10 year warrants to purchase 3,043,142 shares of Company common stock at $0.35 per share. The warrants include piggy back registration rights and the right to cashless exercise. There are no prepayment penalties on this loan.

Employees

We employ 6 people who devote their full business time to our activities and 1 part time administrative and accounting person. In addition, we have 4 sales persons who are independent contractors and one sales executive who is also an independent contractor and consultant

Intellectual Property

A United States patent application regarding certain aspects of our systems was filed by our predecessor, MEDwerks, LLC, on April 15, 2002. The US Patent Office has recently issued an office action indicating that it will not allow a patent based upon our current claims. We have decided to not continue pursuing the patent due to the high unlikelihood of the patent being approved, the significant costs that would be incurred to continue with the application and the shift in our focus to the digital pen technology.

Properties

The Company leases its facility under a master lease that expires in June 2013.  Rent expense for the year ended December 31, 2008 was $99,264 and for the year ended December 31, 2007 was $83,772. Future monthly rent payments through June 2013 total $239,705.

Government Regulation

See Risk Factors - ‘‘We are subject to substantial government regulations.’’

ITEM 1A.	RISK FACTORS

We have a very limited operating history, making it difficult to accurately forecast our revenues and appropriately plan our expenses.

We have a very limited operating history with respect to our current line of business, the digital pen technology business but have been operating in the health care industry since 2005.    In December 2008, we discontinued our processing, billing and collecting operations which provided substantially all of our revenue to date and shifted our focus to the sale of digital pen technology and related leases, products and services. We have not yet sold any digital pen systems and have derived no revenue from the financing of two pen leases of D-PAS digital pen technology to customers of PASO through December 31, 2008.  Prior to this shift, we operated the businesses of MDwerks Global Holdings, Inc. and the Xeni Companies as our sole lines of business. Since 2000 our focus has been on developing software programs for the medical transaction system employed by us.  Accordingly, we should be viewed as an entity with a very limited operating history.

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

Our net loss attributable to common shareholders for the year ended December 31, 2008 was $8,179,102 and since our inception, our accumulated deficit as of December 31, 2008 was $49,669,646. We expect to continue to incur additional substantial operating and net losses for the foreseeable future. The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market products and services that would be widely accepted by potential users of such products and services at prices that will yield a profit. If our products and services cannot be commercially developed and launched, and do not achieve or sustain broad market acceptance we will not achieve sufficient revenues to continue to operate our business.

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

As of December 31, 2008, we had a cash balance of $1,223,807. The amount of cash available to us will be insufficient for us to service our current indebtedness and implement our business plan as anticipated and will require us to seek additional debt or equity financing in the near future, as we will be unable to generate sufficient cash flow from our operations. As our business develops, we will need to raise capital through the incurrence of additional long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions in order to complete further investments. In the past we have raised money needed for operations from the sale of securities and notes payable and in fact in 2005 and 2006 we engaged in private placements of our securities in which we raised approximately $1.6 million, $5.0 million in notes payable and in 2007 and 2008 we issued convertible securities in private placement transactions in which we raised $10.0 million for manditorily redeemable preferred stock due on March 31, 2010. This could result in dilution of existing equity positions, increased interest expense, decreased net income and diminished shareholder’s value. In addition, significant capital requirements associated with such investments may impair our ability to pay dividends (although we do not anticipate paying any dividends on common stock in the foreseeable future) or interest on indebtedness or to meet our operating needs. As described, the Company is anticipating the closing of a loan from Vicis for $3,200,000 (net proceeds of $3,108,550) by April 17, 2009. However, there can be no assurance that acceptable financing for future investments can be obtained on suitable terms, if at all. If we do not raise additional capital, we may cease to operate as a going concern.

Competition from providers of similar products and services could adversely affect our revenues and financial condition.

There are many companies that perform data collection services both in the health care industry as well as in other industries. Many of these companies have data collection solutions that involve the use of computers and are digital.  Although we do not know of any other company using the D-PAS digital pen technology for data collection in the health care industry, there are several companies using many other methods of data collection that can be applicable to the health care industry. We will compete with all of these companies.  The market for data collection is highly competitive.   Many of the competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us.  We may not be able to successfully compete with them in the marketplace nor may our licensees.

To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage, such as PAS, the entity that provides technical support and service to our customers, which partnerships may or may not be available or sufficient. We cannot assure that we will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in fee reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors will result in less revenue and have a material adverse effect on our business, operating results and financial condition.

If our technology is not operational and usable it could adversely affect our business as we are currently selling one product dependent upon a specific technology.

The success of our business proposition is materially and substantially dependent on the technology of the digital pen solution (and the availability, operability and use of such technology in whole or in part).  If the technology of the digital pen system is not usable, we will be unable to operate, as our systems are dependent upon such technology.

 We operate in industries characterized by rapid technological change.

The data storage industry is  subject to rapid technological change. Our ability to remain competitive depends on our ability to enhance existing products and develop and manufacture new products in a timely and cost effective manner and to accurately predict technology transitions. Because new product development commitments must be made well in advance of sales, we must anticipate the future demand for products in selecting which development programs to fund and pursue.  Since our technology must be integrated with computer systems, changes in computer systems may require us  to enhance our products.  We cannot be certain that we will be successful in selecting, developing, manufacturing, and marketing new technologies.

Our success will be dependent upon our relationship with our limited number of suppliers, the success of such suppliers and the suppliers’ relationship with the owner of the digital pen technology and the manufacturer of the digital pens.

 Since our technology is licensed from one entity and the product we sell will be manufactured by one entity, our success will be dependent upon our relationship with the manufacturer of the digital pens and the licensor of the digital pen technology.  Our products and services were designed and built using certain key technologies and licenses from a limited number of suppliers. The technology which is critical to our success is licensed from a company that is sublicensed from one company on a nonexclusive basis that indirectly licenses the technology from the owner of the technology. In addition, the digital pen that we will use is manufactured by one entity.  If our licensor were to terminate our sublicense, go out of business, if its sublicense were to be terminated or if the digital pen manufacturer were to stop supplying us with pens for any reason it would be very difficult to find an alternative supplier. ..We will depend on this company for software updates, technical support and possibly for system management or for new product development. In fact, we currently do not have the staff capable of performing the installation services necessary and are relying on our licensor to provide such services.  Although we believe there might be alternative suppliers for some or all of these technologies, it would take a significant period of time and money to establish relationships with alternative suppliers and substitute their technologies for technologies currently being used. The loss of any of our relationships with these suppliers could result in system shut downs and/or the inability to offer services we offer, or intend to offer, which could result in a material adverse effect on our business, operating results and financial condition.

We currently do not have the personnel required to implement our business plan.

If we are unable to attract and retain personnel to perform the installation and service needs of our customers, our business prospects, financial condition, and results of operations will suffer. We currently do not have any employees capable of performing our installation and customer service needs.  We are therefore dependent upon outside companies to provide such services, which can be very costly. Our future performance will be substantially dependant on our ability to hire and retain employees with the experience and skills to implement our business plan.  The creation of an infrastructure to commercialize our technology may be difficult, expensive and time consuming.

We will not be able to exert full control over the individuals that perform our installation and customer service needs and this could lead to harmful claims against us.

We will be subject to the risk that the third parties hired to perform our installation and customer service needs will not be employees. We will be subject to the risk that they will not comply with our policies and procedures, which could result in harmful claims against us. Since the third parties that perform our installation and customer service needs will not be our employees, we will not be able to exert the same level of control over them as we do with employees. In order to keep our costs at a minimum, we have not hired any personnel capable of performing our installation and customer service needs.  We are therefore dependent upon third parties to perform such services.

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

Our operations have been and will continue be dependent on the efforts of Mr. David M. Barnes, our Chief Executive Officer, and Mr. Vincent Colangelo, our Chief Financial Officer and Corporate Secretary. The loss of key management or an inability to attract and retain sufficient numbers of other qualified management personnel would adversely delay and affect our business, products and services and could have a material adverse effect on our business, operating results and financial condition.

We do not have ‘‘key man’’ life insurance policies for Mr. Barnes or Mr. Colangelo. Even if we were to obtain ‘‘key man’’ insurance for Mr. Barnes or Mr. Colangelo of which there can be no assurance, the amount of such policies may not be sufficient to cover losses experienced by us as a result of the loss of Mr. Barnes or Mr. Colangelo.

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

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services.  In addition, we may need to adapt our technology to meet governmental demands.

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

If we fail to enter into a banking relationship to offer our lending and contract purchasing services it will limit our ability to provide funding services and it will adversely affect our business.

If our customers are unable to receive financing, many will be unable to purchase our products.   In addition, we will lose revenue that we expect to derive from arranging such financing if our customers are unable to receive financing from sources supplied by us. We will need to enter into agreements with financial institutions to enable us to offer sufficient funds for the lending services that we offer customers. To date, our only revenue from the digital pen technology has been from the financing of six digital pen leases agreements. The lending services that we offer allow us to purchase digital pen leases. To date, we do not have any such agreement with any financial institution. There can be no assurance that we will be able to enter into such an agreement with a financial institution. If we fail to enter into such an agreement with a financial institution we may not generate sufficient funds to offer our lending services in a meaningful fashion which could result in a material adverse effect on our business, operating results and financial condition.

If we fail to recover the value of amounts that we lend to healthcare providers it will adversely affect our business.

With respect to digital pen leases made by us to providers, we expect to experience charge-offs in the future. A charge-off occurs when all or part of the principal of a particular lease is no longer recoverable and will not be repaid. If we were to experience material losses on our lease portfolio, it would have a material adverse effect on our ability to fund our business and to the extent the losses exceed our provision for lease losses, it could have a material adverse effect on our revenues, net income and assets.

Other commercial finance companies have experienced charge offs. In addition, like other commercial finance companies, we may experience missed and late payments, failures by clients to comply with operational and financial covenants in their lease agreements and client performance below that which was expected when we originated the lease. Any of the events described in the preceding sentence may be an indication that our risk of loss with respect to a particular lease has materially increased.

Some of our sales will be to privately owned small and medium-sized companies which present a greater risk of loss than larger companies.

Our lease portfolio will consist of some commercial sales to small and medium-sized, privately owned medical practices. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for clients to make scheduled payments on digital pen leases. Accordingly, sales made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.

Numerous factors may affect a client’s ability to make scheduled payments on its lease, including the failure to meet its business plan or a downturn in its industry. In part because of their smaller size, our clients may:

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

Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit that client’s ability to repay its obligations to us, and may lead to losses in our lease portfolio and a decrease in our revenues, net income and assets and result in a material adverse effect on our business, operating results and financial condition.

Our lack of operating history makes it difficult to accurately judge the credit performance of our lease portfolio and, as a result, increases the risk that the allowance for lease losses may prove inadequate.

Our lending services depend on the creditworthiness of our clients. While we will conduct general due diligence and a general review of the creditworthiness of each of our clients, this review requires the application of significant judgment by our management, which judgment may not be correct.

We will maintain an allowance for lease losses on our consolidated financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our lease portfolio. Because we have not yet recorded any lease charge-offs, our reserve rate was developed independent of the historical performance of our lease portfolio. Because our lack of operating history and the relative lack of seasoning of our leases make it difficult to judge the credit performance of our lease portfolio, there can be no assurance that the estimates and judgment with respect to the appropriateness of our allowance for lease losses are accurate. Our allowance may not be adequate to cover credit losses in our lease portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for lease losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client, or at the time we advance funds which may subject us to a greater risk of loss on leases that we make.

We may suffer losses on lease purchases or create lease agreements that we would not have made if we had all of the material information about clients.

There is generally no publicly available information about the privately owned companies to which we will typically lend. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we will consider when making credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. If our employees do not have access to all of the material information about a particular client’s business, financial condition and prospects, or if a client’s accounting records are poorly maintained or organized, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover the lease payments in its entirety.

We may make errors in evaluating accurate information reported by our clients and, as a result, we may suffer losses on leases or advances that we would not have made if we had properly evaluated the information.

We intend to create leases primarily secured by claims receivable and not based on detailed financial information provided to us by our clients or personal creditworthiness or personal credit guarantees. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, and even if we require personal credit guarantees from our clients, we may misinterpret or incorrectly analyze credit performance related information. Mistakes by our staff may cause us to make leases that we otherwise would not have made, to fund advances that we otherwise would not have funded or result in losses on one or more existing leases.

Our concentration of leases to a limited number of borrowers within a particular industry, such as the healthcare industry, could impair our revenues, if the industry were to experience economic difficulties.

Defaults by our clients may be correlated with economic conditions affecting particular industries. As a result, if the healthcare industry were to experience economic difficulties, the overall timing and amount of collections on our leases to clients may differ from what we expected and result in material harm to our revenues, net income and assets.

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

We may be unable to recognize or act upon an operational or financial problem with a client in a timely fashion so as to prevent a loss of our lease to that client.

Our clients may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of the lease to the client. We may fail to identify problems, because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough, adequately enough or at all. As a result, we could suffer lease losses, which could have a material adverse effect on our revenues, net income and results of operations.

The collateral securing a lease may not be sufficient to protect us from a partial or complete loss if the lease becomes non-performing, and we are required to foreclose.

While most of our leases will be secured by a lien on specified collateral of the client, there is no assurance that the collateral securing any particular lease will protect us from suffering a partial or complete loss if the lease becomes non-performing and we move to foreclose on the collateral. The collateral securing our leases is subject to inherent risks that may limit our ability to recover the principal of a non-performing lease. Risks that may affect the value of accounts receivable in which we may take a security interest include, among other things, the following:

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

Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure on the related lease.

Errors by or dishonesty of our employees could result in lease losses.

We will rely heavily on the performance and integrity of our employees in making initial credit decisions with respect to leases and in servicing the leases after they have closed. Because there is generally little or no publicly available information about the clients to whom we will contract with, we cannot independently confirm or verify the information employees provide for use in making credit and lease purchasing decisions. Errors by employees in assembling, analyzing or recording information concerning clients could cause us to originate leases or fund subsequent advances that we would not otherwise originate or fund. This could result in losses. Losses could also arise if any employee were dishonest. A dishonest employee could collude with clients to misrepresent the creditworthiness of a prospective client or to provide inaccurate reports regarding the client’s compliance with the covenants in its lease agreement. If, based on an employee’s dishonesty, we made a lease to a client that was not creditworthy or failed to exercise our rights under a lease agreement against a client that was not in compliance with covenants in the agreement, we could lose some or the entire principal of the lease. Further, if we determine to pursue remedies against a dishonest employee, the costs of pursuing such remedies could be substantial and there can be no assurance that we will be able to obtain an adequate remedy against a dishonest employee to offset losses caused by such employee.

Leases could be subject to equitable subordination by a court and thereby increase the risk of loss with respect to such leases.

Courts have, in some cases, applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower, when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lending institution or its affiliates are found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. Payments on one or more of our leases, particularly a lease to a client in which we also hold equity interests, may be subject to claims of equitable subordination. If, when challenged, these factors were deemed to give us the ability to control or otherwise exercise influence over the business and affairs of one or more of its clients, this control or influence could constitute grounds for equitable subordination. This means that a court may treat one or more of our leases as if it were common equity in the client. In that case, if the client were to liquidate, we would be entitled to repayment of its lease on an equal basis with other holders of the client’s common equity only after all of the client’s obligations relating to its debt and preferred securities had been satisfied. One or more successful claims of equitable subordination against us could have a material adverse effect on our business, operating results and financial condition.

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

Sales of 5,547,072 of our common stock in the public market pursuant to our registration statement which became effective on December 7, 2006, could harm the market price of our common stock. As additional shares of common stock may be sold in the public market, the supply of common stock will increase, which could decrease its price. Additionally, some or all of our shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any amount of the restricted shares may be sold by a non-affiliate after they have been held two years.

There is no public market for our Common Stock other than OTCBB.

There is no public market for our common stock other than the market that exists in the common stock of the Company on the over-the-counter bulletin board market (‘‘OTCBB’’). There can be no assurance that an active trading market will develop in the common stock of the Company, or that the OTCBB market trading will be sustained.

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

Substantial additional risks are associated with a public shell merger transaction such as absence of accurate or adequate public information concerning the public shell; undisclosed liabilities; improper accounting; claims or litigation from former officers, directors, employees or stockholders; contractual obligations; regulatory requirements and others. In addition, the status as a shell company could, in certain cases, prevent the securityholders from being able to rely on Rule 144 under the Securities Act of 1933 for the resale of securities that are not registered.  Although management performed due diligence on the Company, there can be no assurance that such risks do not occur. The occurrence of any such risk could materially adversely affect the Company’s results of operations, financial condition and stock price. In addition, the cost of operations of the Company has increased as a result of the Merger due to legal, regulatory, and accounting requirements imposed upon a company with a class of registered securities and based upon the acquisition by the Company of an operating company.

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

We are a publicly traded company, and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of the Company’s financial results, business activities and other matters. The public company costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders, which we estimate will be approximately $250,000 per year, will cause our expenses to be higher than they would be if we were privately-held. In addition, the Company incurred estimated expenses of approximately $100,000 in connection with the preparation of the registration statement and related documents with respect to the registration of the common stock required to be registered pursuant to the Company’s undertaking to file a registration statement as described herein. We are required to update such filings, which will also cause us to incur additional expenses.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional consultants and professionals. Failure by the Company to comply with the federal or state securities laws could result in private or governmental legal action against the Company and/or its officers and directors, which could have a detrimental effect on the business and finances of the Company, the value of the Company’s stock and the ability of stockholders to resell their stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING
STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains ‘‘forward-looking statements’’ that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to implement our business plan;

•	intense competition, from providers of services similar to those offered by us;

•	unexpected costs and operating deficits, and lower than expected sales and revenues;

•	adverse results of any legal proceedings;

•	inability to satisfy government and commercial customers using our technology;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel, including sales and marketing, and technology personnel; and

•	other specific risks that may be alluded to in this Annual Report on Form 10-K.

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words ‘‘will,’’ ‘‘may,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘plan’’ and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statements or other information contained herein. Potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Annual Report on Form 10-K are reasonable, no one can assure investors that these plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from expectations expressed herein are described under ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K. These cautionary statements and risk factors qualify all forward-looking statements attributable to information provided in this Annual Report on Form 10-K and on behalf of us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See ‘‘Risk Factors’’ for a more detailed discussion of uncertainties and risks that may have an impact on future results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2.           PROPERTIES

The Company leases its facility under a master lease that expires in June 2013.  Rent expense for the year ended December 31, 2008 was $99,264 and for the year ended December 31, 2007 was $83,772. Future monthly rent payments through June 2013 total $239,705.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 2008, MDwerks, Inc. (the “Company”) held a special meeting of the stockholders of the Company (the “Special Meeting”).  At the Special Meeting, stockholders representing 14,534,584 shares or 55.3% of 12,940,065 shares of Common Stock and 1,000 shares of Series B Convertible Preferred Stock entitled to vote as 13,333,334 shares of Common Stock constituted a quorum and a majority of all outstanding shares unanimously voted all their shares approving the following:

The stockholders approved an amendment to Article 4 of the Certificate of Incorporation of the Company to increase the authorized number of shares of common stock, par value $0.001 per share, of the Company from 100 million shares to 200 million shares.  The stockholders also approved an amendment to Section 1 of Article I of the Company’s Bylaws to appropriately reflect the name of the Company as “MDwerks, Inc.” and an amendment to Section 2 of Article II of the Company’s Bylaws to change the date of the annual meeting of the Company to May 31 of each year or such other date as the Board of Directors determines.

At the Special Meeting, the stockholders of the Company elected the following people to serve on the Board of Directors of the Company until the next Annual Meeting and on the committees designated next to their name:

Howard B. Katz, Chairman of the Board of Directors
David M. Barnes, Director, Audit Committee Chairman and Compensation Committee Chairman
Peter Dunne, Director and Compensation Committee Member
Paul Kushner, Director and Audit Committee Member
Shad Stastney, Director
Chris Phillips, Director
Sheldon Steiner, Director

Sheldon Steiner was a newly elected Director.  All others continued their service as Directors.

The stockholders of the Company also ratified the appointment of Sherb & Co., LLP as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2008 and for the 2009 quarterly SEC reports.

Subsequent to this Special Meeting, Howard B. Katz resigned as Chairman of the Board of Directors and David M. Barnes was appointed Chairman of the Board of Directors.  David M. Barnes also resigned as Audit Committee Chairman and Compensation Committee Chairman and Sheldon Steiner was appointed Audit Committee Chairman and Compensation Committee Chairman.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been quoted on the OTC Bulletin Board since November 16, 2005 under the symbol MDWK.OB. Prior to that date, there was no active market for our Common Stock. As of April 10, 2009, there were approximately 370 holders of record of our Common Stock.

The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by the OTC Bulletin Board.

	High	Low
Fiscal Year 2007
First Quarter	$1.50	$0.47
Second Quarter	1.30	0.35
Third Quarter	1.55	0.60
Fourth Quarter	0.74	0.35

Fiscal Year 2008
First Quarter	$1.20	$0.38
Second Quarter	0.85	0.47
Third Quarter	0.99	0.30
Fourth Quarter	0.75	0.18

Fiscal Year 2009
First Quarter	$0.30	$0.03
Second Quarter (through April10, 2009)	0.06	0.055

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

Sales of Unregistered Securities

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	63,331,026	0.88	9,594,920
Total	63,331,026	0.88	9,594,920

(c) represents the remainder of 15,000,000 shares reserved for employee options not issued

ITEM 6.	SELECTED FINANCIAL DATA Not required

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During 2008, we shifted our focus from the electronic medical claims processing, funding and collection solutions and began focusing our efforts of purchasing leases for digital medical equipment that provide a low cost solution to physicians for converting medical records to a digital format.  The Company will also begin selling the digital medical equipment leases directly to the healthcare industry as part of our licensing arrangement with the outside vendor that we are currently purchasing the leases from.  To date we have not sold any digital medical equipment; however we have financed six leases of such equipment and will derive approximately $410,000 in revenue from such financing activities.

We also can provide term loans and purchase medical claims to improve our client’s cash flows and to finance certain leases.

To date, all of our revenue has been derived from our prior line of business, the electronic medical claims processing, funding and collection solution business.  From the Company’s inception, we offered a comprehensive technology-based selection of electronic medical claims processing, funding and collection solutions to the healthcare provider industry through an internet web browser. Our services helped doctors, hospital based practices, and other healthcare providers and their vendors to significantly improve daily insurance claims transaction administration and management.  This part of our business was not deemed viable any longer and was discontinued on February 27, 2009.

There was no major hardware or software investment required to use the Company’s Web-based systems. All transactions were designed to comply with the Health Insurance Portability and Accountability Act of 1996 (‘‘HIPAA’’). We offered our services to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors, by using internal and external resources. Internal resources consisted mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts. External resources consisted primarily of independent sales representatives as well as channel associates, such as vendors of practice management systems and medical industry specific sales groups such as office management consultants. These sales resources can leverage an existing customer base and contacts. Our marketing was based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we focused our marketing efforts in geographic areas such as California, Florida, Texas, New York, Philadelphia, Illinois and New Jersey, each of which has a high concentration of prospective healthcare clients.

Our future operations will continue to be subject to risks inherent in the establishing and acquiring of new businesses, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenue will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation.

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

Revenue derived from term loans to unaffiliated companies are generally recognized as revenue is earned.  Revenue from term loans can include interest, administrative fees and other charges.

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

Results of Operations

For the Year Ended December 31, 2008 Versus the Year Ended December 31, 2007

Revenue

For the year ended December 31, 2008, we recorded total revenue of $881,656. Of this total, we recorded service fee revenue of $493,805, accounting for 56.0% of total revenue, financing income of $288,935, accounting for 32.8% of total revenue and claims purchase revenue of $98,916, accounting for 11.2% of total revenue. For the year ended December 31, 2007, we recorded total revenue of $577,251. Of this total, we recorded service fee revenue of $470,149, accounting for 81.4% of total revenue and financing income of $107,102, accounting for 18.6% of total revenue.  The increases in revenue from 2007 resulted primarily from additional funding to and claims purchased from new and existing clients.

Operating Expenses

For the year ended December 31, 2008, total operating expenses were $8,216,344 as compared to $8,022,031 for the year ended December 31, 2007, an increase of $194,313 or 2.4%, primarily due to a decrease in compensation and consulting expense partially offset by an increase in professional fees and selling, general and administrative expenses.  Included in this net increase for the year ended December 31, 2008 is the following:

1.
We recorded compensation expense of $4,885,000 as compared to $5,286,985 for the year ended December 31, 2007. This $401,985 or 7.6% decrease was mainly attributable to stock options granted of $2,374,905 and executive bonuses of $479,034 paid during the year ended December 2008 versus amortization of prior year stock option grants of $3,196,046 and executive bonuses of $163,128 during the year ended December 2007; and

2.
Consulting expense amounted to $239,124 as compared to $760,284 for the year ended December 31, 2007, a decrease of $521,160, or 68.6%. This decrease resulted primarily from a decrease of $152,670 related to consultants used to assist with obtaining financing for the company,  and a decrease of $139,869 for the hiring of information technology consultants in the current year; and

3.
Professional fees amounted to $725,107 as compared to $411,917 for the year ended December 31, 2007, an increase of $313,190, or 76.0%. This expense was attributable to an increase in legal fees related to additional SEC filings, and Series B Convertible Preferred Stock offerings, new client agreements and other corporate matters; and

4.
Selling, general and administrative expenses were $2,367,113 as compared to $1,562,845 for the year ended December 31, 2007, an increase of $804,268, or 51.5%. This increase resulted from bad debt expense partially offset by a reduction of outside sales consultants, advertising, sales travel, trade shows and investor relation expenses.

For the year ended December 31, 2008 and 2007, selling, general and administrative expenses consisted of the following:

	December 31, 2008	December 31, 2007
Employee benefits and payroll taxes	$424,401	$385,678
Information technology	505,786	179,281
Occupancy and office expenses	219,308	203,084
Other selling, general and administrative	1,217,618	794,802
	$2,367,113	$1,562,845

Other Income (Expenses)

For the year ended December 31, 2008, interest income was $1,088,270 as compared to $46,978 for the year ended December 31, 2007, an increase of $1,041,292. This increase was principally due to restructuring the notes receivable described below.

On June 16, 2008, the Company restructured one healthcare vendor’s notes receivable which was due and payable to the Company on June 15, 2008.  Notes receivables of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of June 15, 2009.  As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare vendor’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board.  These stock receipts were recorded as interest income of $1,054,800.  At December 31, 2008, the stock price decreased to $0.025 per share resulting in a $993,050 decrease in the value of the Available-for-sale securities.  The Company will revalue these securities on a quarterly basis.  These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Equity section of the Balance Sheet.

For the year ended December 31, 2008, interest expense was $1,561,908 as compared to $2,484,835 for the year ended December 31, 2007, a decrease of $922,927. This decrease was primarily due to non-cash interest amortization of debt discount, accrued dividends, and deferred fees related to our notes payable as well as an increase in borrowings.

On November 6, 2008, the Company temporarily reduced the conversion price set forth in the Senior Note issued to Gottbetter on October 19, 2006 (the “October Note”) from $0.75 per share to $0.303 per share with respect to a one-time conversion of  $433,333 of Conversion Amount (as defined in the October Note).  After the conversion price was reduced, Gottbetter converted $433,333 of Conversion Amount into 1,430,143 shares of Common Stock of the Company.  This resulted in a debt conversion expense of $371,265.

Net Loss

We reported a net loss of $8,179,102 for the year ended December 31, 2008 as compared to net loss of $9,882,330 for the year ended December 31, 2007. The loss per share was $0.62 for the year ended December 31, 2008 as compared to a per share loss of $0.77 for the year ended December 31, 2007.

Liquidity and Capital Resources

We used the proceeds from the sales of preferred stock and notes and loans payable through December 31, 2008 for working capital purposes and for funding our notes and accounts receivables of which we have $1,277,722 and $388,048 owed to us at December 31, 2008. We will continue to advance funds under certain digital pen lease agreements.

As of December 31, 2008, we had a cash balance of $1,223,807 which is insufficient for us to service our current indebtedness and implement our business plan as anticipated.  Thus we require additional debt or equity financing in the absence of which we would be unable to generate sufficient cash flow from our operations.  Our ability to continue to implement our revenue and profit growth strategy will be adversely affected and the Company will have to curtail operations if we are unable to consummate a sufficient amount of additional private placement transactions or debt financing, which we are currently pursuing.

Subsequent to year end, the possible transaction with a new client, for which funds from DOF had been escrowed, was aborted and the Company discussed the DOF escrowed funds with Vicis Capital, the manager of DOF. It was suggested that a portion of such funds be loaned to the Company for use in further developing and promoting its new digital pen and paper business. Terms of a loan in the amount of $3,200,000 were agreed upon in March 2009 and a closing is anticipated no later than April 17, 2009. The loan will be reflected as a Senior Secured Promissory Note in the amount of $3,856,925 which, in addition to the loan proceeds, includes a $300,000 advance made to the Company in December 2008, $236,000 for fees related to the cancelled transaction, $27,925 of accrued interest and $93,000 for professional and other fees. An original issue discount of 2% is payable upon takedown and annual interest of 13% will accrue through September 2009 and is payable on October 1, 2009 at which time monthly interest payments will commence and are payable in arrears on the first business day of each following month. Monthly principal payments of $40,000 will also commence on October 1, 2009 and the Note balance is due on October 30, 2011. In addition, Vicis will receive 10 year warrants to purchase 3,043,142 shares of Company common stock at $0.35 per share. The warrants include piggy back registration rights and the right to cashless exercise. There are no prepayment penalties on this loan.

A Form 8-K fully describing this loan transaction will be filed with the SEC upon closing.

We currently have no material commitments for capital expenditures.

Cash flows

At December 31, 2008, we had cash of $1,223,807.

Net cash used in operating activities was $4,953,666 for the year ended December 31, 2008 as compared to $4,967,641 for the year ended December 31, 2007, a decrease of $13,975. This decrease is primarily attributable to a net decrease in the following:

1.
Gottbetter and Vicis debt offering costs of $259,638 and debt discount costs of $1,202,003, compared to debt related costs during the year ended December 31, 2007 of $2,239,552 mainly related to the less debt discount amortized in 2008;

2.
Stock-based compensation of $2,374,905 versus stock-based compensation expense of $3,196,046 for the year ended December 31, 2007 due to less amortization and fewer stock-based compensation issued in 2008;

3.	A net increase in notes receivable, accounts receivable, lease receivable, and prepaid expenses aggregating $1,492,888 principally related to the increases in customer receivables;

4.	A net decrease in accounts payable, accrued expenses, and deferred revenue related to a decrease in operating activities aggregating $287,167.

Net cash used in investing activities was $18,434 for the year ended December 31, 2008 as compared to $5,209 for the year ended December 31, 2007 mainly due to purchase of computer equipment.

Net cash provided by financing activities was $5,875,004 due to the proceeds from the sale of Series B Preferred Stock for the year ended December 31, 2008 as compared to net cash provided by financing activities of $2,146,912 for the year ended December 31, 2007.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not required.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MDwerks, Inc. have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

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

On July 25, 2007, the Securities and Exchange Commission unanimously approved the Public Company Accounting Oversight Board's (PCAOB) proposed Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated With An Audit of Financial Statement. Auditing Standard No. 5 provides the new professional standards and related performance guidance for independent auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). In 2007 and 2008, we engaged a qualified third-party to assist us with the preparations for management’s assessment of the effectiveness of internal controls over financial reporting required by the end of this fiscal year and with the documentation and procedures required for our external auditor attestation requirement, which becomes effective fiscal year ending 2009.

ITEM 9B.	OTHER INFORMATION

We have been informed that there is an ongoing jury investigation involving certain workers compensation claims which may involve Medical Solutions Management Inc. (“MSMT”), a former client of MDwerks, Inc.  MDwerks provided support services to MSMT in connection with the collection of certain accounts of MSMT, including claims which could be the subject of the grand jury investigation.  We have not been contacted by any governmental authorities, and we are not aware that we are the subject of any investigation of any governmental authorities.  We have been told that the grand jury is sitting in the United States District Court of New Hampshire and that the investigation is ongoing.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our Board of Directors and our executive officers. The directors listed below will serve until the next annual meeting of our stockholders.

Name	Age	Position
David M. Barnes	66	Chief Executive Officer, President and Chairman
Vincent Colangelo	65	Chief Financial Officer and Secretary
Stephen M. Weiss	55	Chief Operating Officer
Howard B. Katz	67	Former Chief Executive Officer and President (Resigned February 16, 2009)
Peter Dunne	51	Director
Paul Kushner	62	Director
Sheldon Steiner	75	Director
Chris Phillips	37	Director
Shad Stastney	39	Director

The principal occupation for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

 David M. Barnes became, effective February 19, 2009, Chairman of the Board of Directors and Chief Executive Officer of the Company.  Prior to this, Mr. Barnes served from December 1, 2008, as President, which title he still retains.  Mr. Barnes has served as a member of our Board of Directors since November 16, 2005.  Mr. Barnes also served as a member of the Audit and Compensation Committees since November 16, 2005, positions from which he resigned as of December 1, 2008.  Mr. Barnes served as Chief Financial Officer of Neah Power Systems, Inc., (NPWS:OTCBB), from April, 2006 through August 2008, and was Chief Financial Officer of Cyber Defense Systems, Inc., (CYDF:OTCBB), from August, 2005, through November, 2007. In addition, Mr. Barnes was a Director, Executive Vice President and Chief Financial Officer of American United Global, Inc., now Solar Thin Films, Inc. (SLTN:OTCBB), from April, 1996, through July, 2006 and was a Director and Chairman of the Audit Committee and Compensation Committee of Searchhelp, Inc. (SHLP:OTCBB).  Mr. Barnes is also a member of the Board of Directors, Audit Committee and Compensation Committee of China Direct Industries, Inc. (CDII:NASDAQ).

Vincent Colangelo became, effective as of November 16, 2005, our Chief Financial Officer. Since July, 2005, until becoming our Chief Financial Officer, Mr. Colangelo provided consulting services to us. From March 2004 to November 2005, Mr. Colangelo was the President and Principal Consultant of Weston Business Advisors, Inc., a business consulting company based in Weston, Florida. From January 2003 to March 2004, Mr. Colangelo was the President of Cartridge World Florida in Weston, Florida, a master franchisee for the State of Florida for a world wide print cartridge refilling organization. From September 1995 to December 2002, Mr. Colangelo was the President and Principal Consultant of Birchwood Associates, Inc., a business consulting company based in Weston, Florida which provided interim CFO, COO and general financial consulting services to clients ranging from small businesses to Fortune 100 companies. He also worked at Xerox’ world headquarters as a consolidations and regulatory reporting and as financial planning manager. Mr. Colangelo received an MBA and a BBA from Iona College and is a New York State CPA.

Stephen M. Weiss became, effective as of May 29, 2007, our Chief Operating Officer. Prior to this Mr. Weiss served from November 16, 2005, as our Chief Technology Officer. Mr. Weiss has provided consulting services to us and served as acting Chief Technology Officer of MDwerks Global Holdings, Inc. since March 2005. From March 2002 to March 2005, Mr. Weiss was the Chief Technology Officer and Chief Operating Officer of Enterprise Technology Corporation, a financial software services consulting company that served many Fortune 500 clients. From September 1999 to November 2001, Mr. Weiss was the Chief Technology Officer at Imagine Networks, Inc.  Prior to joining Imagine Networks, Inc., he co-founded AstraTek, a software products and consulting firm that developed products and consulting services for financial and technology companies.  Mr. Weiss also served as Vice President at Bankers Trust Company for over 13 years.  Mr. Weiss received a BA from Buffalo State College.

Howard B. Katz resigned as Chief Executive Officer and President on February 16, 2009.  Prior to this Mr. Katz effective as of October 10, 2008, was our Chief Executive Officer and President. Prior to this, Mr. Katz served from November 16, 2005, as our Chief Executive Officer and a Member of our Board of Directors. Mr. Katz was also the Chief Executive Officer and a Director of our wholly-owned subsidiary MDwerks Global Holdings, Inc., which positions he had held since June, 2005. Since July, 2004, Mr. Katz had been a Director and Chief Executive Officer of Xeni Medical Systems, Inc., and Mr. Katz had been the sole Director and Chief Executive Officer of Xeni Medical Billing Corp. since March 2005, and had been the sole Director and Chief Executive Officer of Xeni Financial Services, Corporation since February 2005. From December, 2002 until October, 2004, Mr. Katz was Chief Executive Officer of ViewPoint Exams International, Inc., a company that facilitated independent medical examinations in connection with insurance and litigation matters. From August 1998 to December, 2002, Mr. Katz was the Chief Executive Officer of Imagine Networks, Inc., a company based in New York City that engaged in prepaid telecommunications and financial services. Mr. Katz served on the Board of Directors of American United Global, Inc., (now Solar Thin Films – SLTN:OTCBB) from April 1996 until August 2005.  Mr. Katz was President of National Fiber Network, Inc. which later became MetroMedia Fiber Network, Inc.  Mr. Katz received an MBA from New York University.

Peter Dunne became, effective as of November 16, 2005, a member of our Board of Directors and serves on our Compensation Committee. Mr. Dunne has been President and a partner of Franklin Communications, LLC, a full service graphic services company since July 2002. From March 2002 to July 2002 he was Regional General Manager for Kelmscott Communications, LLC. From September 2000 to July 2002 he held the position of Regional Controller for the same companies. From September 1982 to September 2000 he was Vice President and Controller of Franklin Communications. Mr. Dunne’s other experiences include positions in Dataco, a national data entry service business, and Robertson Leasing Corp, an equipment leasing company. Mr. Dunne is Vice Chairman of the Board of Directors of the Printing Association of Florida and on the CEO Advisory Board to the Printing Industries of America.

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

Sheldon Steiner became, effective October 29, 2008, a member of our Board of Directors and serves as the Chair of our Compensation Committee and Audit Committee.  Mr. Steiner has 52 years of both public and private accounting experience. Mr. Steiner served as managing director of RSM McGladrey and was a co-founder and principal of Millward & Co. CPAs. He currently serves as a Senior Vice President at Valley Bank in South Florida. He is also a member of the Board of Directors, Audit Committee and Compensation Committee of China Direct Industries, Inc. (CDII:NASDAQ).  He is a graduate of the City College of New York.

Chris Phillips became, effective April 24, 2008, a member of our Board of Directors.   Mr. Phillips joined Vicis Capital LLC in January 2008 as Managing Director and previously had been President and CEO of Apogee Financial Investments, Inc., a merchant bank, since August 2004.  Mr. Phillips will not be compensated for his services but will be reimbursed for reasonable expenses incurred by him in attending board meetings.

Shad Stastney became, effective April 24, 2008, a member of our Board of Directors.   Mr. Shad Stastney is the Chief Operating Officer and Head of Research for Vicis Capital LLC, a company he jointly founded in 2004.   Mr. Stastney is also a Director of Ambient Corp.(ABTG:OTCBB) and Amacore Group (ACGI:OTCBB).  Mr. Stastney will not be compensated for his services but will be reimbursed for reasonable expenses incurred by him in attending board meetings.

Board of Director Composition and Committees

Our Board of Directors is comprised of six directors, Messrs. Barnes, Dunne, Kushner, Steiner, Phillips and Stastney. Sheldon Steiner and Peter Dunne serve as members of our Compensation Committee and Sheldon Steiner and Paul Kushner serve as members of our Audit Committee. We have independent parties serving on each of the Audit Committee and the Compensation Committee.  Mr. Steiner is Chairman of both the Audit Committee and the Compensation Committee.

Director Compensation

The following non-management directors received compensation from MDwerks, Inc. in the amounts set forth in the chart below for the twelve months ended December 31, 2008. We intend to continue to compensate non-management directors through the issuance of stock awards including, without limitation, incentive stock options, restricted stock awards, stock grants and/or stock appreciation rights. The value attributable to any Option Awards in the following chart is computed in accordance with FAS 123R. No other item of compensation was paid to any director of the Company other than reimbursement of expenses:

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total
David M. Barnes	2008	$21,000	—	$42,750	[1]	—	—	20,000	[2]	$83,750

Peter Dunne	2008	$17,000	—	$42,750	[1]	—	—	—		$59,750

Paul Kushner	2008	$17,000	—	$42,750	[1]	—	—	—		$59,750

Sheldon Steiner	2008	$3,333	—	—	—	—	—	$3,333

Chris Phillips and Shad Stastney are not compensated for their services as Directors but are reimbursed for reasonable expenses incurred by them in attending board meetings.

David M. Barnes became President of the Company on December 1, 2008.  This schedule includes the period of January 1, 2008 through November 30, 2008 when he was a non-management director.

[1]	Consists of Incentive Stock Options to purchase 75,000 shares of common stock at a price of $0.75 per share granted on April 10, 2008 and vesting on April 10, 2008.
[2]	Consists of $20,000 paid for consulting fees.

 Audit Committee Financial Expert

Sheldon Steiner serves on our Audit Committee as the audit committee financial expert. Mr. Steiner is independent (as such term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act).

Executive Officer Employment Agreements

Effective December 1, 2008, David M. Barnes entered into an employment agreement with us.  Effective January 1, 2006, each of Vincent Colangelo and Stephen W. Weiss entered into an employment agreement with us. The employment agreement with Messrs. Barnes, Colangelo and Weiss expire on December 31, 2010.  Pursuant to these employment agreements, Messrs. Barnes, Colangelo and Weiss have each agreed to devote all of their time, attention and ability, to our business as our Chief Executive Officer and President, Chief Financial Officer, and Chief Operating Officer, respectively. The employment agreements provide that Messrs. Barnes, Colangelo, and Weiss will receive a base salary during calendar year 2008 at an annual rate of $210,000, $200,000, and $185,000 for services rendered in such positions. During calendar years 2009 under the employment agreements for Mr. Barnes, his annual base salary will continue to be $210,000.  During calendar years 2009 under the employment agreements for Mr. Colangelo, his annual base salary will be increased to $220,000.  During calendar years 2009 under the employment agreements for Mr. Weiss, his annual base salary will be increased to $200,000, subject to performance acceptable to the Compensation Committee.  During calendar years 2010, under the employment agreement for Messrs. Barnes and Colangelo, the annual base salary will be increased to $231,000 and $242,000.  During calendar years 2010, under the employment agreement for Mr. Weiss, his annual base salary will be increased to $215,000, subject to performance acceptable to the Compensation Committee. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals. The cash bonuses range from up to 25% of the executive’s annual base salary for Mr. Weiss and up to 100% of the executive’s annual base salary for Messrs. Barnes and Colangelo. The cash bonuses for Mr. Colangelo include a minimum bonus due of 25%. Mr. Colangelo has agreed to defer his salary increase for 2009 to which he was entitled. Each of our executive officers is entitled to participate in our 2005 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive officer up to a specified monthly amount for the business use of his personal car and cell phone. The employment agreements provide for termination by us upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement. Messrs. Barnes and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted under our 2005 Incentive Compensation Plan.  We intend to obtain commitments for key-man life insurance policies for our benefit on the lives of Messrs. Barnes and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, we have agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Barnes and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies.

 In the event of a change of control of our company, Messrs. Barnes and Colangelo may terminate their employment with us within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements.

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

The foregoing summaries of our employment agreements are qualified by reference to the full texts of the form of each of the Senior Executive Level Employment Agreement and Executive Level Employment Agreement, filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K, filed with the SEC on January 5, 2006, respectively, as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 29, 2008, and as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on December 24, 2008 all of which are incorporated herein in their entirety.

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

Code of Ethics

We adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer. A copy of our Code of Ethics will be furnished to any person upon written request from any such person. Requests should be sent to:  Secretary, MDwerks, Inc  Windolph Center, Suite I, 1020 NW 6th Street, Deerfield Beach, Florida 33442. Shareholders wishing to communicate with directors should contact the Corporate Secretary at such address, who will facilitate, but not screen, communications with individual directors.

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

ITEM 11.	EXECUTIVE COMPENSATION

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

We have reserved 15,000,000 shares of our authorized Common Stock for issuance pursuant to grants under the Incentive Plan.

The following executives received grants of stock options from MDwerks, Inc. through December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David M. Barnes	75,000	—		—	$2.25	10/10/2016	—	—	—	—
Chief Executive	150,000	—		—	$0.38	12/31/2017	—	—	—	—
Officer, President	75,000	—		—	$0.75	4/10/2018	—	—	—	—
and Chairman

Vincent Colangelo	25,000	—		—	$3.25	12/28/2015	—	—	—	—
Chief Financial	83,333	41,667	[1]	—	$3.40	1/2/2016	—	—	—	—
Officer and	50,000	25,000	[2]	—	$4.00	6/18/2016	—	—	—	—
	75,000	—		—	$2.25	10/10/2016	—	—	—	—
	15,000	—		—	$1.39	12/26/2016	—	—	—	—
	100,000	—		—	$0.75	4/10/2018	—	—	—	—

Stephen M. Weiss	25,000	—		—	$3.25	12/28/2015	—	—	—	—
Chief Operating	3,333	1,667	[1]	—	$3.40	1/2/2016	—	—	—	—
Officer	16,667	8,333	[2]	—	$4.00	6/18/2016	—	—	—	—
	25,000	—		—	$2.25	10/10/2016	—	—	—	—
	15,000	—		—	$1.39	12/26/2016	—	—	—	—
	100,000	—		—	$0.75	4/10/2018	—	—	—	—

Howard B. Katz	25,000	—		—	$3.25	12/28/2015	—	—	—	—
Former Chief	283,333	141,667	[1]	—	$3.40	1/2/2016	—	—	—	—
Executive Officer	166,667	83,333	[2]	—	$4.00	6/18/2016	—	—	—	—
and President	500,000	—		—	$2.25	10/10/2016	—	—	—	—
	50,000	—		—	$1.39	12/26/2016	—	—	—	—
	263,000	—		—	$0.38	12/31/2017	—	—	—	—
	1,500,000	—		—	$0.75	4/10/2018	—	—	—	—

[1]	Consists of Options vesting on January 2, 2009.

[2]	Consists of Options vesting on June 18, 2009.

As of March 31, 2009, the following awards have been granted to the executive officers named in this Annual Report on Form 10-K under the Incentive Plan:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees
David M. Barnes	269,000	[1]	31,000	[2]	6.5%
Vincent Colangelo	153,750	[3]	261,250	[4]	9.0%
Stephen Weiss	150,750	[5]	44,250	[6]	4.2%
Howard B. Katz (Former CEO and President)	446,750	[7]	2,566,250	[8]	65.1%

The following awards have been granted to the executive officers named in this Annual Report on Form 10-K under the Incentive Plan in the last fiscal year:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees in Last Fiscal Year
David M. Barnes	75,000	[9]	0		3.8%
Vincent Colangelo	100,000	[10]	0		5.1%
Stephen Weiss	100,000	[10]	0		5.1%
Howard B. Katz (Former CEO and President)	130,000	[11]	1,370,000	[12]	76.3%

[1]
Consists of (i) options to purchase 44,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006, and vested as of October 11, 2008, (ii) options to purchase 150,000 shares of Common Stock at a price of $0.38 per share, granted on December 31, 2007 and vesting immediately and (iii) options to purchase 75,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[2]	Consists of options to purchase 31,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006, and vested as of October 11, 2008.

[3]
Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vested as of December 29, 2008, (ii) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vested 2/3 as of January 3, 2008 and vesting 1/3 on January 3, 2009, (iii) options to purchase 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vested 2/3 as of June 19, 2008 and vesting 1/3 on June 19, 2009, and (iv) options to purchase 100,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[4]
Consists of (i) options to purchase 100,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vested 2/3 as of January 3, 2008 and vesting 1/3 on January 3, 2009, (ii) options to purchase 71,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vested 2/3 as of June 19, 2008 and vesting 1/3 on June 19, 2009, (iii) options to purchase 75,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vested as of October 11, 2008, and (iv) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting immediately. All Non-qualified Stock Options granted to Mr. Colangelo are owned with his spouse as Tenants in the Entireties.

[5]
Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vested as of December 29, 2008, (ii) options to purchase 5,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vested 2/3 as of January 3, 2008 and vesting 1/3 on January 3, 2009, (iii) options to purchase 20,750 shares of common stock at a price of 4.00 per share, granted on June 19, 2006 and vested 2/3 as of June 19, 2008 and vesting 1/3 on June 19, 2009, and (iv) options to purchase 100,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[6]
Consists of (i) options to purchase 4,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006, and vested 2/3 as of June 19, 2008 and vesting 1/3 on June 19, 2009, (ii) options to purchase 25,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vested as of October 11, 2008, and (iii) options to purchase 15,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vested as of December 27, 2008.

[7]
Consists of (i) options to purchase 25,000 shares of Common Stock at a price of $3.25 per share, granted on December 29, 2005, and vested as of December 29, 2008, (ii) options to purchase 25,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006 and vested 2/3 as of January 3, 2008 and vesting  1/3 on January 3, 2009, (iii) options to purchase 3,750 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vested 2/3 as of June 19, 2008 and vesting 1/3 on June 19, 2009, (iv) options to purchase 263,000 shares of Common Stock at a price of $0.38 per share, granted on December 31, 2007 and vesting immediately, and (v) options to purchase 130,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[8]
Consists of (i) options to purchase 400,000 shares of Common Stock at a price of $3.40 per share, granted on January 3, 2006, and vested 2/3 as of January 3, 2008 and vesting 1/3 on January 3, 2009, (ii) options to purchase 246,250 shares of Common Stock at a price of $4.00 per share, granted on June 19, 2006 and vested 2/3 as of June 19, 2008 and vesting 1/3 on June 19, 2009, (iii) options to purchase 500,000 shares of Common Stock at a price of $2.25 per share, granted on October 11, 2006 and vested as of October 11, 2008, (iv) options to purchase 50,000 shares of Common Stock at a price of $1.39 per share, granted on December 27, 2006 and vesting immediately, and (v) options to purchase 1,370,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately. All Non-qualified Stock Options granted to Mr. Katz are owned with his spouse as Tenants in the Entireties.

[9]	Consists of options to purchase 75,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[10]	Consists of options to purchase 100,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[11]	Consists of options to purchase 130,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

[12]	Consists of options to purchase 1,370,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting immediately.

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

Each of our executive officers has an employment agreement with the Company that outlines salary and benefit arrangements. These agreements have similar terms, which include, but are not limited to: base salaries; annual bonuses; reimbursements of certain expenses; group health, disability, and life insurances; and, termination provisions. These agreements have initial terms of one, two or three years.

The following executives received compensation from MDwerks, Inc. in the amounts set forth in the chart below for the year ended December 31, 2008 and 2007. The value attributable to any Option Awards in the following chart is computed in accordance with FAS 123R. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards		Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total
David M. Barnes	2008	$17,500	—		—	—		—	—	$1,900	[1]	$19,400
Chief Executive	2007	—	—		—	—		—	—	—		—
Officer, President and Director

Vincent Colangelo	2008	$200,000	$51,734	[2]	—	$56,000	[3]	—	—	$7,000	[4]	$314,734
Chief Financial	2007	$175,000	$53,596	[5]	—	—		—	—	$12,000	[6]	$240,596
Officer and Secretary

Stephen M. Weiss	2008	$185,000	$31,451	[7]	—	$56,000	[3]	—	—	$6,000	[8]	$278,451
Chief Operating	2007	$165,000	$27,266	[9]	—	—		—	—	$4,800	[10]	$197,066
Officer

Howard B. Katz	2008	$300,000	$380,265	[11]	—	$840,000	[12]	—	—	$16,600	[13]	$1,536,685
Former Chief	2007	$225,000	$103,413	[14]	—	$94,680	[15]	—	—	$51,000	[16]	$474,093
Executive Officer and President

David M. Barnes became President of the Company on December 1, 2008.  This schedule includes any prior periods when he was a non-management director.  The non-management director compensation for David M. Barnes is included in the Director Compensation schedule.

[1]	Consists of an auto allowance of $900 and a contribution of $1,000 towards the Company's medical Flexible Spending account.

[2]	Consists of $44,423 bonus paid during 2008 and $7,311 bonus paid in 2009.

[3]	Consists of Incentive Stock Options to purchase 100,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting on immediately.

[4]	Consists of an auto allowance of $4,000 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[5]	Consists of $738 bonus paid during 2007 and $52,858 bonus paid in 2008.

[6]	Consists of an auto allowance of $9,000 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[7]	Consists of a $4,981 bonus paid during 2008 and $26,470 bonus paid in 2009.

[8]	Consists of an auto allowance of $3,000 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[9]	Consists of a $2,885 bonus paid during 2007 and $24,381 bonus paid in 2008.

[10]	Consists of an auto allowance of $1,800 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[11]	Consists of a $357,315 bonus paid during 2008 and $22,950 bonus paid in 2009.

[12]	Consists of Incentive Stock Options to purchase 1,500,000 shares of Common Stock at a price of $0.75 per share, granted on April 10, 2008 and vesting on immediately.

[13]	Consists of an auto allowance of $3,600, a business use of home allowance of $10,000, and a contribution of $3,000 towards the Company's medical Flexible Spending account.

[14]	Consists of a $5,170 bonus paid during 2007 and $98,243 bonus paid in 2008.

[15]	Consists of Incentive Stock Options to purchase 263,000 shares of Common Stock at a price of $0.38 per share, granted on December 31, 2007 and vesting on immediately.

[16]	Consists of an auto allowance of $18,000, a business use of home allowance of $30,000 and a contribution of $3,000 towards the Company's medical Flexible Spending account.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on April 10, 2009, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On April 10, 2009 we had 14,390,208  shares of common stock outstanding.

Name of Beneficial Owner	Common Shares Owned		Presently Exercisable Options or Options Exercisable Within 60 Days	Shares Beneficially Owned		Percentage of Class
David M. Barnes	75,000		300,000	375,000	[1]	2.6%
Vincent Colangelo	25,000		390,000	415,000	[1]	2.8%
Stephen Weiss	65,809		186,668	252,477	[1]	1.7%
Peter Dunne	53,430	[2]	185,000	238,430	[1]	1.6%
Paul Kushner	141,290	[2]	185,000	326,290	[1]	2.2%
Sheldon Steiner	0		0	0	[1]	0.0%
Chris Phillips	0		0	0	[1]	0.0%
Shad Stastney	0		0	0	[1]	0.0%
Directors and officers as a group (8 persons):	360,529		1,241,668	1,602,197		10.3%
Persons known to beneficially own more than 5% of the outstanding Common Stock:
Howard B. Katz	1,078,001		2,929,667	4,007,668		21.8%
Solon Kandel	922,781		0	922,781		9.4%
MEDwerks.com Corp [3]	2,139,316		0	2,139,316		14.9%
Jacob Nudel	1		0	1		0.0%
AJKN Partnership [3]	831,081		0	831,081		5.8%
AJLN Partnership [3]	838,381		0	838,381		5.8%
AJMN Partnership [3]	833,480		0	833,480		5.8%

[1]	Includes presently exercisable options, as disclosed under Director Compensation and Executive Compensation; there are no options exercisable within 60 days of April 10, 2009.

[2]	Includes both restricted stock owned and/ or free trading .

[3]
Dr. Jacob Nudel, MDwerks' former chairman, exercises investment and voting control of the shares beneficially owned by MEDwerks.com Corp. Dr. Nudel is General Partner of and exercises dispositive voting control of the shares beneficially owned by AJKN Limited Partnership, AJLN Limited Partnership and AJMN Limited Partnership, but is only a 1% limited partner of each of these entities.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tonya Phillips, the wife of Chris Phillips, a member of the Company's Board of Directors, has a minority ownership interest in Debt Opportunity Fund, LLLP, a Florida limited liability limited partnership ("DOF"). In November 2008, the Company entered into a loan agreement with DOF providing for a loan to the Company of up to $11,800,000, subject to a deduction for an original issue discount of 2% (the "DOF Loan"). The DOF Loan accrues interest at the rate of 13% per annum. As of April 15, 2009, the outstanding principal and accrued interest on the DOF Loan equaled approximately $651,374.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2008	2007
Audit Fees [1]	$42,500	$40,000
Audit Related Fees [2]	19,500	15,000
Tax Fees [3]	15,000	12,000
All Other Fees [4]	1,250	6,532

[1]
Consists of  fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

[2]
Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

[3]	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

[4]	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Audit Committee Pre-Approval Policy

In addition to retaining Sherb & Co., LLP to audit our consolidated financial statements for the years ended December 31, 2008 and December 31, 2007, we retained Sherb & Co., LLP to provide other professional services to us in our 2007 and 2008 fiscal years. We understand the need for Sherb & Co., LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Sherb & Co., LLP, our audit committee has restricted the non-audit services that Sherb & Co., LLP may provide to us primarily to tax services.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Sherb & Co., LLP.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Exhibit No.	Exhibits
3.1	Company Certificate of Incorporation [1]

3.2	Amendment to Company’ Certificate of Incorporation changing name to MDwerks, Inc. and amending terms of Blank Check Preferred Stock [2]

3.3	Amendment to Company’ Certificate of Incorporation changing name to MDwerks, Inc., changing authorized shares to 200,000,000 and amending terms of Blank Check Preferred Stock [3]

3.4	Certificate of Designations Designating Series A Convertible Preferred Stock. [4]

3.5	Amended and Restated Certificate of Designations Designating Series B Convertible Preferred Stock [5]

3.6	Amended and Restated Certificate of Designations Designating Series B Convertible Preferred Stock [6]

3.7	Bylaws of the Company. [7]

3.8	Amendment No. 1 to Bylaws of the Company [8]

4.1	MDwerks, Inc. 2005 Incentive Compensation Plan. [9]

4.2	Form of Warrants to purchase shares of Common Stock at a price of $2.50 per share. [10]

4.3	Form of Warrants issued to Placement Agent (and sub-agents) to purchase shares of Common Stock at a price of $1.25 per share. [11]

4.4	Form of Series A Warrants to purchase shares of Common Stock at a price of $3.00 per share. [12]

4.5	Form of Series A Warrants issued to Placement Agent and sub-agents to purchase shares of Common Stock at a price of $1.50 per share. [13]

4.6	Class C Warrant to purchase shares of Common Stock at a price of $2.25 per share [14]

4.7	Securities Purchase Agreement by and between Gottbetter and MDwerks, Inc. [15]

4.8	Form of Series D Warrant to purchase shares of Common Stock at a price of $2.25 per share [16]

4.9	Form of Series E Warrant to purchase shares of Common Stock at a price of $3.25 per share [17]

4.10	First Amended and Restated Senior Secured Convertible Notes [18]

4.11	Amendment No. 1 dated March 1, 2008, to Amended and Restated Senior Secured Convertible Note [19]

4.12	Amendment No. 2 dated November 12, 2008, to First Amended and Restated Senior Secured Convertible Note [20]

4.13	Amendment No. 1 dated March 1, 2008, to Amended and Restated Senior Secured Convertible Note [21]

4.14	Amendment, Consent and Waiver Agreement by and among MDwerks, Inc., Xeni Financial and Gottbetter [22]

4.15	Amendment, Consent and Waiver Agreement by and among MDwerks, Inc., Xeni Financial and Gottbetter [23]

4.16	Consent and Waiver Agreement by and among MDwerks, Inc., Xeni Financial and Gottbetter [24]

4.17	Consent and Waiver Agreement by and between MDwerks, Inc. and Vicis. [25]

4.18	Registration Rights Agreement between MDwerks, Inc. and Gottbetter [26]

4.19	Securities Purchase Agreement dated September 28, 2007, by and between MDwerks, Inc. and Vicis [27]

4.20	Securities Purchase Agreement dated January 18, 2008, by and between MDwerks, Inc. and Vicis [28]

4.21	Securities Purchase Agreement dated March 31, 2008, by and between MDwerks, Inc. and Vicis [29]

4.22	Form of Series F Warrant to purchase shares of Common Stock at a price of $2.25 per share [30]

4.23	Form of Series G Warrant to purchase shares of Common Stock at a price of $2.50 per share [31]

4.24	Form of Series H Warrant to purchase shares of Common Stock at a price of $0.75 per share [32]

4.25	Form of Series I Warrant to purchase shares of Common Stock at a price of $0.75 per share [33]

4.26	Registration Rights Agreement between MDwerks, Inc. and Vicis [34]

4.27	First Amendment to Registration Rights Agreement between MDwerks, Inc. and Vicis [35]

4.28	Amended and Restated Registration Rights Agreement between MDwerks, Inc. and Vicis [36]

4.29	Loan and Securities Purchase Agreement by and among MDwerks, Inc., Xeni Financial and Debt Opportunity Fund, LLLP [37]

4.30	Senior Secured Promissory Note [38]

4.31	Form of Series J Warrant to purchase shares of Common Stock at a price of $0.75 per share [39]

4.32	Registration Rights Agreement between MDwerks, Inc. and Debt Opportunity Fund, LLLP [40]

4.33	First Amendment to Loan and Securities Purchase Agreement by and among MDwerks, Inc., Xeni Financial and Debt Opportunity Fund, LLLP[41]

4.34	Amended and Restated Senior Secured Promissory Note [42]

4.35	Form of Non-Qualified Stock Option Agreement [43]

4.36	Form of Incentive Stock Option Agreement [44]

Exhibit No.	Exhibits
10.1	Agreement of Merger and Plan of Reorganization among Western Exploration, Inc., MDwerks Acquisition Corp. and MDwerks Global Holdings, Inc. [45]

10.2	Placement Agent Agreement by and among the Company, MDwerks and Brookshire Securities Corporation. [46]

10.3	Form of Lock Up Agreement between the Company and executive officers and certain stockholders. [47]

10.4	Form of Private Placement Subscription Agreement. [48]

10.5	Form of Senior Executive Level Employment Agreement between MDwerks, Inc. and each of David M. Barnes, Howard B. Katz, and Vincent Colangelo. [49]

10.6	Form of Executive Level Employment Agreement between MDwerks, Inc. and Stephen Weiss. [50]

10.7	Guaranty issued to Gottbetter by Xeni Financial Services, Corp., Xeni Medical Billing, Corp., MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc. [51]

10.8
Security Agreement by and among Gottbetter, MDwerks, Inc., Xeni Financial Services, Corp., Xeni Medical Corp., Xeni Medical Billing, Corp., MDwerks Global Holdings, Inc. and Xeni Medical Systems, Inc. [52]

10.9	Closing Agreement by and between Gottbetter and MDwerks, Inc. Modifying and Waiving Registration Rights Provisions [53]

10.10	Guaranty issued to Vicis by Xeni Financial Services, Corp. [54]

10.11	Guaranty issued to Vicis by Xeni Medical Billing, Corp. [55]

10.12	Guaranty issued to Vicis by MDwerks Global Holdings, Inc. [56]

10.13	Guaranty issued to Vicis by Xeni Medical Systems, Inc. [57]

10.14	Guaranty issued to Vicis by Patient Payment Solutions, Inc. [58]

10.15	Security Agreement entered into by and between Vicis and MDwerks, Inc. [59]

10.16	Security Agreement entered into by and between Vicis and Xeni Medical Billing, Corp. [60]

10.17	Security Agreement entered into by and between Vicis and MDwerks Global Holdings, Inc. [61]

10.18	Security Agreement entered into by and between Vicis and Xeni Medical Systems, Inc. [62]

10.19	Security Agreement entered into by and between Vicis and Xeni Financial Services, Corp. [63]

10.20	Security Agreement entered into by and between Vicis and Patient Payment Solutions, Inc. [64]

10.21	Guaranty issued to Debt Opportunity Fund, LLLP by Xeni Medical Billing, Corp. [65]

10.22	Guaranty issued to Debt Opportunity Fund, LLLP by MDwerks Global Holdings, Inc. [66]

10.23	Guaranty issued to Debt Opportunity Fund, LLLP by Xeni Medical Systems, Inc. [67]

10.24	Guaranty issued to Debt Opportunity Fund, LLLP by Patient Payment Solutions, Inc. [68]

10.25	Security Agreement entered into by and between Debt Opportunity Fund, LLLP and MDwerks, Inc. [69]

10.26	Security Agreement entered into by and between Debt Opportunity Fund, LLLP and Xeni Medical Billing, Corp. [70]

10.27	Security Agreement entered into by and between Debt Opportunity Fund, LLLP and MDwerks Global Holdings, Inc. [71]

10.28	Security Agreement entered into by and between Debt Opportunity Fund, LLLP and Xeni Medical Systems, Inc. [72]

10.29	Security Agreement entered into by and between Debt Opportunity Fund, LLLP and Xeni Financial Services, Corp. [73]

10.30	Security Agreement entered into by and between Debt Opportunity Fund, LLLP and Patient Payment Solutions, Inc. [74]

10.31	Form of Consulting Agreement [75]

14.1	Code of Ethics [76]

21.1	Subsidiaries [77]

23.1	Consent of Sherb & Co., LLP [78]

31.1	Section 302 Certification of Chief Executive Officer [47]

31.2	Section 302 Certification of Chief Financial Officer [47]

32.1	Section 906 Certification of Chief Executive Officer [47]

32.2	Section 906 Certification of Chief Financial Officer [47]

[1]	Incorporated by reference to our Registration Statement on Form SB-2 filed with the SEC on August 12, 2004.

[2]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[3]	Incorporated by reference to Exhibit 1.1 included with our Current Report on Form 8-K filed with the SEC on November 3, 2009.

[4]	Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form SB-2 originally filed with the SEC on March 9, 2006, as amended and supplemented.

[5]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on January 23, 2008.

[6]	Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on April 2, 2008.

[7]	Incorporated by reference to our Registration Statement on Form SB-2, filed with the SEC on August 12, 2004, as amended and supplemented.

[8]	Incorporated by reference to Exhibit 1.2 included with our Current Report on Form 8-K filed with the SEC on November 3, 2008.

[9]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[10]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[11]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[12]	Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[13]	Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form SB-2 originally filed with the Commission on March 9, 2006, as amended and supplemented.

[14]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on August 23, 2006.

[15]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[16]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[17]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[18]	Incorporated by reference to Exhibits 10.13 and 10.14 included with our Current Report on Form 8-K filed with the SEC on October 2, 2007.

[19]	Incorporated by reference to Exhibit 4.11 included with our Current Report on Form 8-K filed with the SEC on March 27, 2008.

[20]	Incorporated by reference to Exhibit 99.1 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[21]	Incorporated by reference to Exhibit 4.12 included with our Current Report on Form 8-K filed with the SEC on March 27, 2008.

[22]	Incorporated by reference to Exhibit 10.12 included with our Current Report on Form 8-K filed with the SEC on October 2, 2007, as amended and supplemented.

[23]	Incorporated by reference to Exhibit 10.12 included with our Current Report on Form 8-K filed with the SEC on April 2, 2008.

[24]	Incorporated by reference to Exhibit 99.2 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[25]	Incorporated by reference to Exhibit 99.3 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[26]	Incorporated by reference to Exhibit 4.5 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[27]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[28]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K, filed with the SEC on January 23, 2008.

[23]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K filed with the SEC on April 2, 2008.

[30]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007, as amended and supplemented.

[31]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007, as amended and supplemented.

[32]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on April 2, 2008.

[33]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K filed with the SEC on April 2, 2008.

[34]	Incorporated by reference to Exhibit 4.4 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007, as amended and supplemented.

[35]	Incorporated by reference to Exhibit 4.5 included with our Current Report on Form 8-K filed with the SEC on January 23, 2008.

[36]	Incorporated by reference to Exhibit 4.4 included with our Current Report on Form 8-K filed with the SEC on April 2, 2008.

[37]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[38]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[39]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[40]	Incorporated by reference to Exhibit 4.4 included with our Current Report on Form 8-K filed with the SEC on November 12, 2008.

[41]	Incorporated by reference to Exhibit 4.1 included with our Current Report on Form 8-K filed with the SEC on January 8, 2009.

[42]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on January 8, 2009.

[43]	Incorporated by reference to Exhibit 4.2 included with our Current Report on Form 8-K filed with the SEC on June 25, 2008.

[44]	Incorporated by reference to Exhibit 4.3 included with our Current Report on Form 8-K filed with the SEC on June 25, 2008.

[45]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 13, 2005.

[46]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[47]	Filed herewith.

[48]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[49]	Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006, as amended and supplemented.

[50]	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006, as amended and supplemented.

[51]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 23, 2006.

[52]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on October 23, 2006.

[53]	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006 as amended and supplemented.

[54]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[55]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[56]	Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[57]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[58]	Incorporated by reference to Exhibit 10.5 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[59]	Incorporated by reference to Exhibit 10.6 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[60]	Incorporated by reference to Exhibit 10.7 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[61]	Incorporated by reference to Exhibit 10.8 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[62]	Incorporated by reference to Exhibit 10.9 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[63]	Incorporated by reference to Exhibit 10.10 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[64]	Incorporated by reference to Exhibit 10.11 included with our Current Report on Form 8-K, filed with the SEC on October 2, 2007.

[65]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[66]	Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[67]	Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[68]	Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[69]	Incorporated by reference to Exhibit 10.5 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[70]	Incorporated by reference to Exhibit 10.6 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[71]	Incorporated by reference to Exhibit 10.7 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[72]	Incorporated by reference to Exhibit 10.8 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[73]	Incorporated by reference to Exhibit 10.9 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[74]	Incorporated by reference to Exhibit 10.10 included with our Current Report on Form 8-K filed with the SEC on November 20, 2008.

[75]	Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K filed with the SEC on February 20, 2009.

[76]	Incorporated by reference to Exhibit 14.1 included with our Current Report on Form 8-K filed with the SEC on November 18, 2005.

[77]	Incorporated by reference to our Registration Statement on Form SB-2, originally filed with the SEC on March 9, 2006, as amended and supplemented.

[78]	Filed herewith.

[79]	Incorporated by reference to Exhibit 99.2 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

[80]	Incorporated by reference to Exhibit 99.3 included with our Current Report on Form 8-K, filed with the SEC on November 18, 2005.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

By:	/s/ David M. Barnes
Name: David M. Barnes Title: Chief Executive Officer Date: April 15, 2009

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Barnes	Chief Executive Officer, President and	April 15, 2009
David M. Barnes	Director (Principal Executive Officer)

/s/ Vincent Colangelo	Chief Financial Officer and	April 15, 2009
Vincent Colangelo	Secretary (Principal Accounting
and Financial Officer)

/s/ Adam Friedman	Controller	April 15, 2009
Adam Friedman

/s/ Peter Dunne	Director	April 15, 2009
Peter Dunne

/s/ Paul Kushner	Director	April 15, 2009
Paul Kushner

/s/ Sheldon Steiner	Director	April 15, 2009
Sheldon Steiner

/s/ Chris Phillips	Director	April 15, 2009
Chris Phillips

/s/ Shad Stastney	Director	April 15, 2009
Shad Stastney

  MDWERKS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
MDwerks, Inc.

We have audited the accompanying consolidated balance sheets of MDwerks, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDwerks, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
April 2, 2009

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash	$1,223,807	$320,903
Notes receivable	1,277,722	1,652,079
Accounts receivable, net of allowances of $200,000 for 2008 and $0 for 2007	188,048	66,985
Leases receivable	85,000	—
Prepaid expenses and other	132,160	215,073
Total current assets	2,906,737	2,255,040
Long-term assets:
Available-for-sale securities, at fair market value	61,750	—
Property and equipment, net of accumulated depreciation of $179,211 for 2008 and $92,995 for 2007	48,120	115,902
Debt issuance and offering costs, net of accumulated amortization of $505,478 for 2008 and $273,997 for 2007	631,037	400,246
Total assets	$3,647,644	$2,771,188
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, net	$1,290,870	$2,942,842
Loans payable	—	109,559
Accounts payable	161,516	351,482
Accrued expenses	602,625	686,917
Dividends payable	948,222	—
Deferred revenue	—	11,296
Total current liabilities	3,003,233	4,102,096
Long-term liabilities:
Notes payable, net of discount of $2,325,796 for 2008 and $2,566,395 for 2007	—	65,763
Deferred revenue, less current portion	—	1,613
Total liabilities	3,003,233	4,169,472
Temporary equity:
Mandatorily Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,250 shares authorized;1,000 shares issued and outstanding for 2008 and 250 shares authorized; 200 shares issued and outstanding for 2007, net	4,052,083	1,346,326
Total temporary equity	4,052,083	1,346,326
Stockholders' deficiency:
Preferred stock, Series A preferred stock, $.001 par value, 10,000,000 shares authorized; 2 shares issued and outstanding for 2008 and 2007	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 14,370,208 shares issued and outstanding for 2008 and 12,940,065 shares issued and outstanding for 2007	14,370	12,940
Additional paid-in capital	47,240,654	33,732,690
Accumulated deficit	(49,669,646)	(36,490,240)
Accumulated other comprehensive loss	(993,050)	—
Total stockholders' deficiency	(3,407,672)	(2,744,610)
Total liabilities, temporary equity and stockholders' deficiency	$3,647,644	$2,771,188

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenue:
Service fees	$493,805	$470,149
Financing income	288,935	107,102
Claims purchase revenue	98,916	—
Total revenue	881,656	577,251
Operating expenses:
Compensation	4,885,000	5,286,985
Consulting expenses	239,124	760,284
Professional fees	725,107	411,917
Selling, general and administrative	2,367,113	1,562,845
Total operating expenses	8,216,344	8,022,031
Loss from operations	(7,334,688)	(7,444,780)
Other income (expense):
Interest income	1,088,270	46,978
Interest expense	(1,561,908)	(2,484,835)
Debt conversion expense	(371,265)	—
Other income	489	307
Total other income (expense)	(844,414)	(2,437,550)
Net loss	$(8,179,102)	$(9,882,330)
NET LOSS PER COMMON SHARE - basic and diluted (1)	$(0.62)	$(0.77)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	13,158,885	12,780,503

(1) Diluted loss per common share is not presented since the impact of stock options and warrants would be antidilutive.

The accompanying notes should be read in conjunction with the consolidated financial statements

 MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Series A Preferred Stock $.001 Par Value		Common Stock $.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Deficiency
Balance, December 31, 2006	5	$—	12,580,065	$12,580	$28,906,508	$(26,607,910)	—	$2,311,178
Stock Based Compensation	—	—	—	—	3,196,046	—	—	3,196,046
Amortization of deferred compensation — consultants	—	—	—	—	266,038	—	—	266,038
Conversion of Series A convertible preferred stock	(3)	—	60,000	60	(60)	—	—	—
Issuance of warrants in connection with notes payable	—	—	—	—	1,214,458	—	—	1,214,458
Common stock issued for services	—	—	300,000	300	149,700	—	—	150,000
Net loss	—	—	—	—	—	(9,882,330)	—	(9,882,330)
Balance, December 31, 2007	2	$—	12,940,065	$12,940	$33,732,690	$(36,490,240)	—	$(2,744,610)

Stock Based Compensation	—	—	—	—	2,374,905	—	—	2,374,905
Amortization of deferred compensation — consultants	—	—	—	—	22,168	—	—	22,168
Issuance of warrants in connection with notes payable and temporary equity	—	—	—	—	10,307,723	—	—	10,307,723
Common stock issued in connection with debt conversion	—	—	1,430,143	1,430	803,168	—	—	804,598
Dividends on preferred stock	—	—	—	—	—	(5,000,304)	—	(5,000,304)
Other comprehensive income/loss	—	—	—	—	—	—	(993,050)	(993,050)
Net loss	—	—	—	—	—	(8,179,102)	—	(8,179,102)
Balance, December 31, 2008	2	$—	14,370,208	$14,370	$47,240,654	$(49,669,646)	(993,050)	$(3,407,672)

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(8,179,102)	$(9,882,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,216	45,439
Amortization of debt issuance cost	—	10,954
Amortization of debt discount	1,202,003	2,021,396
Amortization of deferred offering costs	259,638	207,202
Amortization of deferred compensation	22,168	266,040
Bad debts	689,296	—
Stock-based compensation	2,374,905	3,196,046
Debt conversion expense	371,265	—
Common stock issued for services	—	150,000
Changes in assets and liabilities:
Notes receivable	(680,443)	(1,178,386)
Accounts receivable	(810,358)	(11,394)
Leases receivable	(85,000)	—
Prepaid expenses and other	82,913	(141,276)
Accounts payable	(189,966)	83,560
Accrued expenses	(84,292)	308,158
Deferred revenue	(12,909)	(43,050)
Total adjustments	3,225,436	4,914,689
Net cash used in operating activities	(4,953,666)	(4,967,641)
Cash flows from investing activities:
Purchase of property and equipment	(18,434)	(5,209)
Net cash used in investing activities	(18,434)	(5,209)
Cash flows from financing activities:
Proceeds from notes payable	300,000	825,000
Proceeds from loans payable	—	250,000
Repayment of notes payable	(1,825,000)	(598,362)
Repayment of loan payable	(109,559)	(212,916)
Proceeds from sale of Mandatorily Redeemable Series B preferred stock	8,000,000	2,000,000
Placement fees and other expenses paid	(490,437)	(116,810)
Net cash provided by financing activities	5,875,004	2,146,912
Net increase (decrease) in cash	902,904	(2,825,938)
Cash - beginning of year	320,903	3,146,841
Cash - end of year	$1,223,807	$320,903
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$356,194	$351,939
Non-cash investing and financing activities:
Common stock issued for debt	$433,333	$—
Issuance of warrants in connection with notes payable	$10,307,723	$1,214,458

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The Company has four subsidiaries. Xeni Medical Systems, Inc. ("Xeni Systems") was incorporated under the laws of the state of Delaware on July 21, 2004.  Through February 28, 2009, Xeni Systems provided a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to it’s ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers can improve daily insurance claims transaction processing, administration and management. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005.  Xeni Systems is now a dormant entity. Xeni Financial offers financing and advances to health care providers secured by claims processed through the MDwerks system or secured through other means. Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Through February 28, 2009, Xeni Billing offered health care providers billing services facilitated through the MDwerks system.  Xeni Billing is now a dormant entity. Xeni Patient Access Solutions, Inc. (“XPAS”) was incorporated under the laws of the state of Florida on May 30, 2007, originally formed as Patient Payment Solutions, Inc. and was renamed March 2, 2009.  XPAS offers health care providers’ digital medical records solutions.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management intends to attempt to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its new digital medical records solution strategy, its ability to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including additional institutional financing similar to financing described in Note 5, 7, 8 & 10, provide the opportunity for the Company to continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company has a stockholders’ deficiency of $3,407,672 and working capital deficit of $96,496 at December 31, 2008 and a stockholder’s deficiency of $2,744,610 and working capital deficiency of $1,847,056 at December 31, 2007.

Basis of presentation

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, Xeni Medical, Xeni Financial, Xeni Billing and XPAS. All significant intercompany balances and transactions have been eliminated.

Certain amounts previously reported in 2007 have been reclassified to conform to the classifications used in 2008. Such reclassifications have no effect on the reported net loss.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair value measurements

Included in various investment related line items in the financial statements are certain financial instruments carried at fair value.  Other financial instruments are periodically measured at fair value, such as when impaired, or, for certain bonds and preferred stock when carried at the lower of cost or market.

The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value of a liability is the amount at which that liability could be incurred or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Fair values are based on quoted market prices when available.  When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality.  In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that management believes market participants would use to determine a current transaction price.  These valuation techniques involve some level of management estimation and judgment which becomes significant with increasingly complex instruments or pricing models.  Where appropriate, adjustments are included to reflect the risk inherent in a particular methodology, model or input used.

The Company's financial assets and liabilities carried at fair value have been classified, for disclosure purposes, based on a hierarchy defined by SFAS No. 157, Fair Value Measurements.   The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement.  For example, a Level 3 fair value measurement may include inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).   The levels of the fair value hierarchy are as follows:

Level 1 - Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.

Level 2 –  Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument.  Such inputs include market interest rates and volatilities, spreads and yield curves.

Level 3 – Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement.  Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Fair value measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis

The following table provides information as of December 31, 2008 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.

(In millions)	Level 1	Level 2	Level 3	Total

Assets at fair value:
Cash and Cash Equivalents – Certificates of Deposit	$—	$900,000	$—	$900,000
Notes receivable	—	—	1,277,722	1,277,722
Leases receivable	—		85,000	85,000
Available-for-sale securities	61,750	—	—	61,750
Total assets at fair value	$61,750	$900,000	$1,362,722	$2,324,472

Liabilities at fair value:
Notes payable	$—	$—	$1,290,870	$1,290,870
Total liabilities at fair value	$—	$—	$1,290,870	$1,290,870

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2008, the Company had $900,000 in certificates of deposit that matured on March 31, 2009.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At December 31, 2008, the Company was $783,578 in excess of the $250,000 limit in one account. The Company has not experienced any losses on these accounts.

Accounts and Notes Receivable

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible.  The Company recorded an  allowance of $200,000 for one client at December 31, 2008.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were approximately $0 and $28,000 for the years ended December 31, 2008 and 2007, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.  In 2008, the Company lowered the depreciable life of computers from five years to three years resulting in an additional $42,731 of expense.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Revenue derived from fees related to digital pen sales and contract management services are generally recognized when services are provided to the customer.

The Company, through its subsidiaries, provided advance funding for medical claims and term loan services to unaffiliated healthcare providers that were customers of the Company. The customer advances were typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its customers to third party payers (the ‘‘Payers’’). The advances were repaid through the remittance of payments of customer medical claims, by Payers, directly to the Company. The Company can withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

The Company, through its subsidiaries, also provided notes and claims purchasing for medical claims to unaffiliated healthcare providers that are customers of the Company. The customer advances were repaid through the remittance of payments of customer medical claims, by Payers.  The Company could charge interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges were recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company had no further obligations once the services are rendered.

The Company, through its subsidiaries, now provides medical equipment and software leases from an unaffiliated healthcare customer. The customer assigns the rights to these leases and the Company is repaid directly from the monthly lease payments from the lessees.  The Company can receive interest, an administrative fee and other charges. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

Revenue derived from fees related to billing and collection services were generally recognized when the customer’s accounts receivable are collected.

Revenue from implementation fees were generally recognized over the term of the customer’s agreement. Revenue derived from maintenance, administrative and support fees were generally recognized at the time the services are provided to the customer.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the year ended  December 31, 2008 and 2007, the Company had outstanding options to purchase an aggregate of  5,405,080 and 3,514,250 shares of common stock, respectively, warrants to purchase an aggregate of 57,925,946 and 5,733,012 shares of common stock, respectively, 40,000 and 40,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 888,889 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 1,474,074 and 2,222,222 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the year ended December 31, 2008 and 2007 since the impact of the stock options and warrants would be antidilutive.

Concentration of Credit Risk

The Company had one customer that accounted for approximately 83% of total notes receivable for the year ended December 31, 2008.   The Company did not have any significant concentrations in revenue.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The fair value of stock options granted to employees and directors, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award.

Through December 31, 2008, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. During 2008, as the Company accumulated its own volatility history over longer periods of time, the Company’s assumptions about its stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. Beginning in 2008, the Company estimates its expected stock volatility based on its own historical stock volatility rates.

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the years ended December 31, 2008 and 2007, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following average assumptions:

	Year ended December 31
	2008	2007

Calculated risk-free interest rate	2.66%	3.45%
Calculated contractual life (in years)	10.0	10.0
Calculated volatility	117.43%	114.43%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The contractual life represents the period of time that options granted are outstanding.  Options and their terms including required service period, contractual terms or vesting conditions are granted based upon recommendations of management and Board approval and vest based upon time and continuous service with the company.  There are 15,000,000 shares authorized for stock option grants.

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of the Simplified Method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), ”Share-Based Payment”. SAB No. 110 was declared effective on January 1, 2008, and allows companies, which do not have sufficient historical experience, to provide a reasonable estimate to continue use of the Simplified Method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. Accordingly, the Company will continue to use the Simplified Method until there is sufficient historical experience to provide a reasonable estimate of expected term. SAB No. 110 was effective for the Company on January 1, 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, early adoption is prohibited. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We do not expect EITF 07-5 to have a material impact on the preparation of our consolidated financial statements.  The Company is currently evaluating the potential impact of EITF 07-5 1 upon its consolidated financial statements.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had net $188,048 of accounts receivable as of December 31, 2008 and $66,985 as of December 31, 2007 from claims purchased, implementation, processing, collection, and other fees, and disbursements not yet collected.

At December 31, 2008, the Company had advanced funding to two healthcare providers or vendors under lines of credit and note agreements aggregating $1,277,722. Advances under the lines of credit are due to be repaid out of providers’ claims collections, as defined in the agreement.  The notes receivable under note agreements are payable as the provider collects certain receivables.  The Company charges the healthcare providers interest and other charges as defined in the agreements.   At December 31, 2007, the Company had $1,652,079 of notes receivable.

At December 31, 2008, the Company evaluated the collectibility of all accounts and notes receivables and determined that impairment existed on certain receivables.  Based upon amounts due from the loan agreements.  The Company wrote off approximately $700,000 in receivables at December 31, 2008 for four clients that were significantly past due and that collectibility of principal and interest was impaired.  This bad debt expense is included in Selling, General and Administrative costs on the Consolidated Statement of Operations and as adjustment in  Consolidated Statement of Cash Flows. The Company recorded an allowance of $200,000 for one client at December 31, 2008.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES

On June 16, 2008, the Company restructured one healthcare vendor’s notes receivable which were due and payable to the Company on June 15, 2008.  Notes receivables of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of June 15, 2009.  As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board.  These stock receipts were recorded as interest income of $1,054,800.  At December 31, 2008, the stock price decreased to $0.025 per share resulting in a $993,050 decrease in the value of the Available-for-sale securities.  The Company revalues these securities on a quarterly basis.  These revaluations will correspondingly adjust the accumulated other comprehensive income/loss reported in the equity section of the Balance Sheet.  The Company does not plan to sell these securities within the next twelve months and has recorded this as a long-term asset.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	Estimated Life	2008	2007
Office furniture and equipment	5-7 Years	$30,174	$27,077
Computer equipment and software	3-5 Years	197,157	181,820
Total		227,331	208,897
Less: accumulated depreciation		(179,211)	(92,995)
Property and equipment, net		$48,120	$115,902

Depreciation expense for the years ending December 31, 2008 and 2007 was $86,219 and $45,439, respectively.   The Company lowered the estimated life for computer equipment to three years in December 2008.

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

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

On September 27, 2007, in connection with an extension of repayment of principal until February 1, 2008 on the Senior Notes described above, the Company granted to Gottbetter additional five year Series D warrants to purchase 500,000 shares of its common stock at an exercise price of $2.25 per share which warrants expire on September 27, 2012. These warrants were treated as a discount on the secured promissory note and were valued at $252,361 amortized over the 4-month extension.  The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 5 years.

Upon extending the principal payment date to February 1, 2008, we issued to Gottbetter an amended and restated version of the Senior Note that we issued to Gottbetter on October 20, 2006 and an amended and restated version of the Senior Note that we issued to Gottbetter on November 9, 2006.  The Senior Notes are now due and payable on October 1, 2011, bearing interest at the rate of 8% per annum and interest and principal payments have been deferred and are payable monthly, in arrears on the first day of each month commencing January 1, 2010.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 — NOTES PAYABLE (continued)

On March 1, 2008, the Company and Gottbetter amended the Senior Notes to extend the maturity date of the Senior Notes to January 1, 2011 and to delay principal payments until March 1, 2008.  In consideration of the amendment to the Senior Notes, the Company issued to Gottbetter 1,000,000 Series I warrants.  The Series I Warrants are exercisable at a price of $0.75 per share for a period of five years from the date of issuance.

	December 31, 2008	December 31, 2007
Notes payable	$5,300,000	$5,575,000
Less principal repayments	(1,683,334)	—
Notes payable outstanding	3,616,666	5,575,000
Less: unamortized discount on notes payable	(2,325,796)	(2,566,395)
Notes payable, net	1,290,870	3,008,605
Less current portion	(1,290,870)	(2,942,842)
Notes payable, net of discount of $2,325,796 at December 31, 2008 and $2,566,395 at December 31, 2007, less current portion	$—	$65,763

On November 6, 2008, the Company temporarily reduced the conversion price set forth in the Senior Note issued to Gottbetter on October 19, 2006 (the “October Note”) from $2.25 per share to $0.303 per share with respect to a one-time conversion of  $433,333 of Conversion Amount (as defined in the October Note).  After the conversion price was reduced, Gottbetter converted $433,333 of Conversion Amount into 1,430,143 shares of Common Stock of the Company.  The Company recorded a debt conversion expense of $371,265 for the difference between the original conversion price of $2.25 per share and the one-time conversion price of $0.303 per share.  In connection with the reduction in the conversion price of the October Note, both Gottbetter and Vicis waived all anti-dilution adjustments to which they would have been entitled under the terms of the securities that they hold as result of the reduction of the conversion price of the October Note.   In connection with the waiver by Vicis of the anti-dilution adjustments to which Vicis was entitled as described above, the Company agreed to pay Vicis $250,000.  The remaining principal balance of these Notes at December 31, 2008 was $3,316,667 which are convertible to purchase shares of our common stock, at the original conversion price of $2.25 per share.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 — NOTES PAYABLE (continued)

On November 14, 2008, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Debt Opportunity Fund LLLP (“DOF”), pursuant to which DOF was going to lend the Company up to $10,300,000 (subsequently increased to $11,800,000 on December 31, 2008).   The proceeds were to be used primarily to purchase medicinal preparations prescription workers’ compensation claims from a client, pursuant to a claims assignment agreement.

Subsequent to year end, the possible transaction with a new client, for which funds from DOF had been escrowed, was aborted and the Company discussed the DOF escrowed funds with Vicis Capital, the manager of DOF.   It was suggested that a portion of such funds be loaned to the Company for use in further developing and promoting its new digital pen and paper business. Terms of a loan in the amount of $3,200,000 were agreed upon in March 2009 and a closing is anticipated no later than April 17, 2009. The loan will be reflected as a Senior Secured Promissory Note in the amount of $3,856,925 which, in addition to the loan proceeds, includes a $300,000 advance made to the Company in December 2008, $236,000 for fees related to the cancelled transaction, $27,925 of accrued interest and $93,000 for professional and other fees. An original issue discount of 2% is payable upon takedown and annual interest of 13% will accrue through September 2009 and is payable on October 1, 2009 at which time monthly interest payments will commence and are payable in arrears on the first business day of each following month. Monthly principal payments of $40,000 will also commence on October 1, 2009 and the Note balance is due on October 30, 2011. In addition, Vicis will receive 10 year warrants to purchase 3,043,142 shares of Company common stock at $0.35 per share. The warrants include piggy back registration rights and the right to cashless exercise. There are no prepayment penalties on this loan.

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

NOTE 7 — TEMPORARY EQUITY

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

On December 3, 2007 we received gross proceeds of $575,000 from Vicis and in connection with the financing.  We issued a Convertible Note to Vicis which bore interest at the rate of 8% per year.  Subject to certain prepayment provisions, unpaid principal and interest due under the Convertible Note was due and payable on December 2, 2008.  On March 31, 2008, both interest and principal on this Note were paid in full as part of the March Securities Purchase Agreement described below.

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

The January Securities Purchase Agreement provides that our obligations to Vicis under the Series B Preferred Stock, the January Securities Purchase Agreement and the various transaction documents entered into in connection with the January Securities Purchase Agreement (the “January Transaction Documents”) are secured by a lien on all of our assets pursuant to the Security Agreement, dated September 28, 2007, between us and Vicis. The January Securities Purchase Agreement further provides that our obligations under the Series B Preferred Stock, the January Securities Purchase Agreement and the January Transaction Documents are guaranteed by each of our subsidiaries pursuant to the terms of the Guaranty Agreements, dated September 28, 2007, between Vicis and each of our subsidiaries in September 2007.  The January Securities Purchase Agreement are secured by the liens on all of the assets of each our subsidiaries, except for the accounts receivable and certain contract rights of Xeni Financial Services, Corp., created pursuant to the Security Agreements, and previously entered into by and between our subsidiaries and Vicis in September 2007.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 — TEMPORARY EQUITY (continued)

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

March Securities Purchase Agreement

On March 31, 2008, we received net proceeds of $6,809,794 from Vicis.  In connection with this $7,500,000 Note Payable to Vicis, we and Vicis entered into a Securities Purchase Agreement, dated March 31, 2008 (the “March Securities Purchase Agreement”), pursuant to which we issued 750 shares of Series B Convertible Preferred Stock, par value $0.001 ( “Series B Preferred Stock”), a ten year Series H Warrant to purchase 53,333,334 shares of our common stock at a price of $0.75 per share (the “Series H Warrant”), and pursuant to which Vicis Surrendered for cancellation all Series F Warrants and all Series G Warrants held by Vicis, which warrants were exercisable in the aggregate for 3,125,000 shares of our common stock. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.46%; volatility of 117% and an expected term of 7 years.

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

The March Securities Purchase Agreement provided for the sale by us to Vicis of (i) 750 shares of Series B Preferred Stock (ii) and a Series H Warrant to purchase an aggregate of 53,333,334 shares of our common stock at a price of $0.75 per share.  Pursuant to the March Securities Purchase Agreement, the aggregate gross purchase price for the Series B Preferred Stock and the Series H Warrant was $7,500,000, which was paid by wire transfer of immediately available funds and the surrender for cancellation of a promissory note that we issued to Vicis in the principal amount of $575,000.  Principal and accrued interest under the promissory note and $100,000 of Vicis’ expenses were applied against the purchase price.  The Vicis expenses are being amortized over 24 months.

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
DECEMBER 31, 2008 AND 2007

NOTE 7 — TEMPORARY EQUITY (continued)

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

Each share of Series B Preferred Stock is entitled to cumulative dividends at the annual rate of 12% of the stated value of the Series B Preferred Stock.  The stated value of each share of Series B Preferred Stock is $10,000.  Dividends are payable in cash or additional shares of Series B Preferred Stock.  Dividends and interest on dividends not paid of $948,222 have been accrued for 2008.

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

Since the redeemable preferred stock contains substantive conversion rights that remain with the holder until maturity, this preferred stock is required to be recorded as “temporary equity” according to ASR 268 and Topic No. D-98.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 — TEMPORARY EQUITY (continued)

To the extent that any shares of Series B Preferred Stock remain outstanding on March 31, 2010, each holder thereof shall have the option to either require us to redeem such holder’s shares of Series B Preferred Stock or convert such holder’s shares of Series B Preferred Stock into shares of Common Stock at the conversion price then in effect.  Since the redemption is contingent upon the holder’s not exercising their option to convert into a fixed number of shares, the Series B Preferred Stock is classified as temporary equity.

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

As of December 31, 2008, there were 1,000 shares of Series B Preferred Stock issued and outstanding.  As of December 31, 2007, there were 250 shares of Series B Preferred Stock issued and outstanding.

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

As of December 31, 2008, the outstanding Series H Warrant is exercisable for an aggregate of 53,333,334 shares or our common stock.

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
DECEMBER 31, 2008 AND 2007

NOTE 7 — TEMPORARY EQUITY (continued)

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

For the years ended December 31, 2008 and December 31, 2007, amortization of the debt discount on notes payable amounted to $1,202,003 and $2,021,396, respectively.

The mandatorily redeemable convertible Series B preferred stock has been recorded as follows:

	December 31, 2008	December 31, 2007
Mandatorily redeemable convertible Series B preferred stock	$10,000,000	$2,000,000
Less: unamortized discount on preferred stock	(5,947,917)	(653,674)
Mandatorily redeemable convertible Series B preferred stock, net	$4,052,083	$1,346,326

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2008, there are 14,370,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Between February 1, 2006 and September 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and December 31, 2008, 26.3 shares of Series A Convertible Preferred Stock were converted into 526,667 shares of common stock leaving 2 Series A Convertible Preferred Stock outstanding as of December 31, 2008.

The Company is authorized to issue 1,250 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as may be determined from time to time by the Board of Directors. On September 28, 2007, 200 shares of Series B convertible preferred stock were issued with the September Securities Purchase Agreement.  On January 18, 2008, 50 shares of Series B convertible preferred stock were issued with the January Securities Purchase Agreement.  On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued with the March Securities Purchase Agreement.  As of December 31, 2008, there are 1,000 issued and outstanding shares of Series B convertible preferred stock.   Each share of our Series B Convertible Preferred Stock, par value $.001 per share is convertible to purchase 10,000 shares of our common stock, at a purchase price of $0.75 per share.  The conversion price for the 200 shares of Series B convertible stock issued on September 28, 2007 was $2.25, but the conversion price was subsequently lowered to the $0.75 price on March 31, 2008.

Common stock options

A summary of the status of the Company's outstanding stock options as of December 31, 2008 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,876,250	$3.04	$—
Granted	658,000	$0.46	—
Exercised	—	$—	—
Forfeited	(20,000)	$1.39	—
Outstanding at December 31, 2007	3,514,250	$2.57	$—
Granted	2,145,000	$0.73	—
Exercised	—	$—	—
Forfeited	(254,170)	$3.06	—
Outstanding at December 31, 2008	5,405,080	$1.82	$—
Options exercisable at end of period	4,827,161	$1.72	$—
Weighted-average fair value of options granted during the period	$0.73

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock options (continued)

The following information applies to options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	9.00	$0.38	483,000	$0.38
$0.60	196,666	9.25	$0.60	73,333	$0.60
$0.67	175,000	8.75	$0.67	91,666	$0.67
$0.75	1,925,000	9.25	$0.75	1,925,000	$0.75
$1.39	95,000	8.00	$1.39	95,000	$1.39
$2.25	1,000,000	7.75	$2.25	1,000,000	$2.25
$3.25	154,999	7.00	$3.25	154,999	$3.25
$3.40	755,000	7.00	$3.40	569,998	$3.40
$4.00 - 4.25	620,416	7.50	$4.03	434,166	$4.03
	5,405,081		$1.59	4,827,162	$1.72

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $2,374,905 for the year ended December 31, 2008 and $3,196,046 for the year ended December 31, 2007.

As of December 31, 2008, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $175,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of December 31, 2008 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	2,566,345	$2.67
Granted	3,166,667	$2.21
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2007	5,733,012	$2.42
Granted	55,333,334	0.75
Exercised	—	—
Forfeited	(3,140,400)	(2.38)
Outstanding at December 31, 2008	57,925,946	$0.80
Common stock issuable upon exercise of warrants	57,925,946	$0.80

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.75	56,750,001	8.97	$0.75	56,375,001	$0.75
$1.25	199,000	1.47	$1.25	199,000	$1.25
$1.50	56,667	2.49	$1.50	56,667	$1.50
$2.25	111,111	2.31	$2.25	486,111	$2.25
$3.00	579,167	0.37	$3.00	579,167	$3.00
$3.76	225,000	0.80	$3.76	225,000	$3.76
$4.00	5,000	0.80	$4.00	5,000	$4.00
	57,925,946		$0.80	57,925,946	$0.80

NOTE 9 — INCOME TAXES

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

The Company has net operating loss carryforwards for tax purposes totaling approximately $13,089,000 at December 31, 2008, expiring through the year 2028 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of net operating losses that can offset taxable income after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2008 and 2007:

	2008	2007
Computed "expected" tax benefit	(34.0)%	(34.0)%
State income taxes	(4.0)%	(4.0)%
Other permanent differences	15.0%	21.7%
Change in valuation allowance	23.0%	16.3%
Effective tax rate	0.0%	0.0%

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 — INCOME TAXES  (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

2008
Tax benefit of net operating loss carryforward	$4,974,000
Non-qualified stock options	2,716,000
7,690,000
Valuation allowance	(7,690,000)
Net deferred tax asset	$—

After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2008, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $1,328,000 from the prior year.

NOTE 10 — COMMITMENTS

Lease agreements

On February 1, 2008, the Company was assigned a master lease on its facility and a 5-year lease option was exercised which extends the master lease until July 2013.  Rent expense for year ended December 31, 2008 and December 31, 2007 was $99,264 and $83,772, respectively.

Future minimum operating lease commitments as of December 31, 2008 are as follows:

Year Ending December 31	Amount
2009	47,896
2010	50,291
2011	52,805
2012	55,446
2013	33,267
$239,705

Employment agreements

Effective December 1, 2008, David M. Barnes entered into an employment agreement with us.  Effective January 1, 2006, each of Vincent Colangelo and Stephen W. Weiss entered into an employment agreement with us. The employment agreement with Messrs. Barnes, Colangelo and Weiss expire on December 31, 2010.  Pursuant to these employment agreements, Messrs. Barnes, Colangelo and Weiss have each agreed to devote all of their time, attention and ability, to our business as our Chief Executive Officer and President, Chief Financial Officer, and Chief Operating Officer, respectively. The employment agreements provide that Messrs. Barnes, Colangelo, and Weiss will receive a base salary during calendar year 2008 at an annual rate of $210,000, $200,000, and $185,000 for services rendered in such positions. During calendar years 2009 under the employment agreements for Mr. Barnes, his annual base salary will continue to be $210,000.  During calendar years 2009 under the employment agreements for Mr. Colangelo, his annual base salary will be increased to $220,000.  During calendar years 2009 under the employment agreements for Mr. Weiss, his annual base salary will be increased to $200,000, subject to performance acceptable to the Compensation Committee.  During calendar years 2010, under the employment agreement for Messrs. Barnes and Colangelo, the annual base salary will be increased to $231,000 and $242,000.  During

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 — COMMITMENTS (continued)

Employment agreements (continued)

calendar years 2010, under the employment agreement for Mr. Weiss, his annual base salary will be increased to $215,000, subject to performance acceptable to the Compensation Committee. In addition, each executive may be entitled to receive, at the sole discretion of our board of directors, cash bonuses based on the executive meeting and exceeding performance goals. The cash bonuses range from up to 25% of the executive’s annual base salary for Mr. Weiss and up to 100% of the executive’s annual base salary for Messrs. Barnes and Colangelo. The cash bonuses for Mr. Colangelo include a minimum bonus due of 25%. Mr. Colangelo has agreed to defer his salary increase for 2009 to which he was entitled. Each of our executive officers is entitled to participate in our 2005 Incentive Compensation Plan. We have also agreed to pay or reimburse each executive officer up to a specified monthly amount for the business use of his personal car and cell phone. The employment agreements provide for termination by us upon death or disability (defined as 90 aggregate days of incapacity during any 365-consecutive day period) of the executive or upon conviction of a felony or any crime involving moral turpitude, or willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive, related to or affecting the performance of his duties. In the event any of the employment agreements are terminated by us without cause, such executive will be entitled to compensation for the balance of the term of his employment agreement. Messrs. Barnes and Colangelo also have the right, if terminated without cause, to accelerate the vesting of any stock options or other awards granted under our 2005 Incentive Compensation Plan.  We intend to obtain commitments for key-man life insurance policies for our benefit on the lives of Messrs. Barnes and Colangelo equal to three times their respective annual base salary. In addition to the key-man life insurance policies, we have agreed to maintain throughout the term of each employment agreement 15-year term life insurance policies on the lives of Messrs. Barnes and Colangelo, with benefits payable to their designated beneficiaries, and to pay all premiums in connection with those policies.

 In the event of a change of control of our company, Messrs. Barnes and Colangelo may terminate their employment with us within six months after such event and will be entitled to continue to be paid pursuant to the terms of their respective employment agreements.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 — SUBSEQUENT EVENTS

On February 16, 2009, Howard B. Katz resigned as Chairman, Chief Executive Officer and Director of MDwerks, Inc. (the “Company”), positions he has held since November 16, 2005.  The Company entered into a two-year Consultant Agreement with Vandam Consulting Services, Inc. (“Vandam”) and Howard Katz to assure itself of the future services of Mr. Katz.

On February 19, 2009, the Board of Directors of the Company appointed David M. Barnes, age 66, Chairman of the Board of Directors and Chief Executive Officer of the Company.  Mr. Barnes will continue to serve as President, a position he has held since December 1, 2008.  The terms of Mr. Barnes’ employment agreement with the Company otherwise remain unchanged from the Form 8-K disclosure and Exhibits filed with the SEC on December 22, 2008.  Mr. Barnes has served as a member of our Board of Directors since November 16, 2005.  Mr. Barnes also served as a member of the Audit and Compensation Committees since November 16, 2005, positions from which he resigned as of December 1, 2008.

Subsequent to year end, the possible transaction with a new client, for which funds from DOF had been escrowed, was aborted and the Company discussed the DOF escrowed funds with Vicis Capital, the manager of DOF. It was suggested that a portion of such funds be loaned to the Company for use in further developing and promoting its new digital pen and paper business. Terms of a loan in the amount of $3,200,000 (net proceeds of $3,108,550) were agreed upon in March 2009 and a closing is anticipated no later than April 17, 2009. The loan will be reflected as a Senior Secured Promissory Note in the amount of $3,851,375 which, in addition to the loan proceeds, includes a $300,000 advance made to the Company in December 2008, $236,000 for fees related to the cancelled transaction, $27,925 of accrued interest and $87,450 for professional and other fees. An original issue discount of 2% is payable upon takedown and annual interest of 13% will accrue through September 2009 and is payable on October 1, 2009 at which time monthly interest payments will commence and are payable in arrears on the first business day of each following month. Monthly principal payments of $40,000 will also commence on October 1, 2009 and the Note balance is due on October 30, 2011. In addition, Vicis will receive 10 year warrants to purchase 3,043,142 shares of Company common stock at $0.35 per share. The warrants include piggy back registration rights and the right to cashless exercise. There are no prepayment penalties on this loan.