Form 10-Q
period 2009-03-31
MDwerks, Inc.
filed 2009-05-14
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                             Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,990,208 shares at May 14, 2009

MDWERKS, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets As of March 31, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2009 and 2008	4
Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2009 and 2008	5
Notes to Unaudited Consolidated Financial Statements	6-20
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	21-25
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 - Controls and Procedures	26
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	27
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 - Defaults Upon Senior Securities	27
Item 4 - Submission of Matters to a Vote of Security Holders	27
Item 5 - Other Information	27
Item 6 - Exhibits	27

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (1)
ASSETS
Current assets:
Cash	$297,125	$1,223,807
Notes receivable	1,418,717	1,277,722
Accounts receivable, net of allowances of $200,000 at March 31, 2009 and December 31, 2008	197,816	188,048
Leases receivable	256,000	85,000
Prepaid expenses and other	85,828	132,160
Total current assets	2,255,486	2,906,737
Long-term assets:
Available-for-sale securities, at fair market value	24,700	61,750
Property and equipment, net of accumulated depreciation of $174,775 for March 31, 2009 and $179,211 for December 31, 2008	36,589	48,120
Debt issuance and offering costs, net of accumulated amortization of $589,886 for March 31, 2009 and $505,478 for December 31, 2008	546,622	631,037
Total assets	$2,863,397	$3,647,644
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, net	$1,569,965	$1,290,870
Accounts payable	194,633	161,516
Accrued expenses	747,342	602,625
Dividends payable	1,248,222	948,222
Total current liabilities	3,760,162	3,003,233
Total liabilities	3,760,162	3,003,233
Temporary equity:
Mandatorily Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,500 shares authorized;1,000 shares issued and outstanding for March 31, 2009 and December 31, 2008, net	5,241,667	4,052,083
Total temporary equity	5,241,667	4,052,083
Stockholder’s deficiency:
Preferred stock, Series A preferred stock, $.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding at March 31, 2009 and 2 shares issued and outstanding at December 31, 2008	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 14,390,208 shares issued and outstanding for March 31, 2009 and 14,370,208 shares issued and outstanding for December 31, 2008	14,390	14,370
Additional paid-in capital	47,318,105	47,240,654
Accumulated deficit	(52,440,827)	(49,669,646)
Accumulated other comprehensive loss	(1,030,100)	(993,050)
Total stockholders' deficiency	(6,138,432)	(3,407,672)
Total liabilities, temporary equity and stockholders' deficiency	$2,863,397	$3,647,644

 (1) Derived from audited financial statements
The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months Ended March 31,
	2009	2008 (As Restated)
	(Unaudited)	(Unaudited)
Revenue:
Service fees	$78,944	$162,242
Financing income	82,699	41,219
Total revenue	161,643	203,461
Operating expenses:
Compensation	542,784	902,102
Consulting expenses	95,025	65,481
Professional fees	130,957	164,688
Selling, general and administrative	323,661	290,890
Total operating expenses	1,092,427	1,423,161
Loss from operations	(930,784)	(1,219,700)
Other income (expense):
Interest income	24,263	1,924
Interest expense	(375,076)	(532,557)
Other income	—	149
Total other income (expense)	(350,813)	(530,484)
Net loss	$(1,281,597)	$(1,750,184)
NET LOSS PER COMMON SHARE - basic and diluted (1)	$(0.09)	$(0.14)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	14,384,430	12,940,065

(1) Diluted loss per common share is not presented since the impact of stock options and warrants would be antidilutive.

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months Ended March 31
		2008
	2009	(As Restated)
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,281,597)	$(1,750,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,531	9,796
Amortization of debt discount	279,096	418,760
Amortization of deferred offering and debt issuance costs	84,408	73,698
Amortization of deferred compensation	—	22,168
Bad debts	—	125,000
Stock-based compensation	77,477	381,505
Changes in assets and liabilities:
Notes receivable	(140,995)	15,988
Accounts receivable	(9,768)	(12,439)
Leases receivable	(171,000)	—
Prepaid expenses and other	46,332	11,529
Accounts payable	33,117	105,424
Accrued expenses	144,717	13,252
Deferred revenue	—	1,898
Total adjustments	354,915	1,166,579
Net cash used in operating activities	(926,682)	(583,605)
Cash flows from financing activities:
Repayment of notes payable	—	(575,000)
Repayment of loan payable	—	(40,000)
Proceeds from sale of Mandatorily Redeemable Series B preferred stock	—	8,000,000
Placement fees and other expenses paid	—	(193,716)
Net cash provided by financing activities	—	7,191,284
Net increase (decrease) in cash	(926,682)	6,607,679
Cash - beginning of year	1,223,807	320,903
Cash - end of period	$297,125	$6,928,582
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$81,900

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On November 16, 2005, a wholly owned subsidiary of MDwerks, Inc. (f/k/a Western Exploration, Inc., and hereinafter referred to as the ‘‘Company’’) was merged with and into MDwerks Global Holdings, Inc., a Florida corporation (‘‘MDwerks’’), with MDwerks surviving. The Company acquired all of the outstanding capital stock of MDwerks in exchange for issuing 9,246,339 shares of the Company’s common stock, par value $0.001 per share to MDwerks’ stockholders, which at closing of the Merger Agreement represented approximately 87.4% of the issued and outstanding shares of the Company’s common stock.  In connection with the Merger, the Company changed its corporate name to MDwerks, Inc.

The Company has four subsidiaries. Xeni Medical Systems, Inc. ("Xeni Systems") was incorporated under the laws of the state of Delaware on July 21, 2004.  Through February 28, 2009, Xeni Systems provided a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers could improve daily insurance claims transaction processing, administration and management..  Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Xeni Systems and Xeni Billing have both discontinued their operations. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005 and offers lending solutions for digital pen leases.  Xeni Patient Access Solutions, Inc. (“XPAS”) was incorporated under the laws of the state of Florida on May 30, 2007, originally formed as Patient Payment Solutions, Inc. and was renamed on March 2, 2009. XPAS sells D-PAS digital pen technology directly to healthcare providers such as nursing homes and other health care facilities.

Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its new business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including  institutional financing described in Notes 5, 6, 7 and 10, provide the opportunity for the Company to continue as a going concern.

On April 20, 2009, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Vicis Capital Master Fund (“Vicis”), dated April 15, 2009 pursuant to which Vicis loaned the Company $3,200,000, less a deduction for an original issue discount of 2%. The proceeds from the loan from Vicis are being used for our corporate operations.

As reflected in the accompanying unaudited consolidated financial statements, the Company has a stockholders’ deficiency of $6,138,432 and a working capital deficiency of $1,504,676 at March 31, 2009.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto and other pertinent information contained in the Form 10-K of the Company for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation policy

The accompanying unaudited consolidated financial statements include the accounts of MDwerks, Inc. and subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair value of financial instruments

Included in various investment related line items in the financial statements are certain financial instruments carried at fair value.  Other financial instruments are periodically measured at fair value, such as when impaired, or, for preferred stock when carried at the lower of cost or market.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities measured at fair value on a recurring basis

The following table provides information as of March 31, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.

(In millions)	Level 1	Level 2	Level 3	Total

Assets at fair value:
Cash and Cash Equivalents – Certificates of Deposit	$—	$—	$—	$—
Notes receivable	—	—	1,418,717	1,418,717
Leases receivable	—		256,000	256,000
Available-for-sale securities	24,700	—	—	24,700
Total assets at fair value	$24,700	$—	$1,674,717	$1,699,417

Liabilities at fair value:
Notes payable	$—	$—	$1,569,965	$1,569,965
Total liabilities at fair value	$—	$—	$1,569,965	$1,569,965

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At March 31, 2009, the Company was approximately $33,000 in excess of the $250,000 per company limit.  The Company has not experienced any losses on these accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were $0 for the three months ended March 31, 2009 and 2008, respectively.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s (‘‘SEC’’) Staff Accounting Bulletin (“SAB”) 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

Revenue derived from term loans or lease purchases to unaffiliated companies are generally recognized as revenue when earned.  Revenue from term loans and lease purchases can include interest, administrative fees and other charges.

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the three months ended  March 31, 2009 and 2008, the Company had outstanding options to purchase an aggregate of  4,986,750 and 3,514,250 shares of common stock, respectively, warrants to purchase an aggregate of 57,825,946 and 57,566,346 shares of common stock, respectively, 20,000 and 40,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 13,333,334 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 1,474,074 and 2,222,222 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three months ended March 31, 2009 and 2008 since the impact of the stock options and warrants would be antidilutive.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company had two customers that accounted for all of total notes receivable for the quarter ended March 31, 2009.   The Company did not have any significant concentrations in revenue.

Stock-based compensation

The fair value of stock options granted to employees, directors and others, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award.

Through December 31, 2008, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. During 2008, as the Company accumulated its own volatility history over longer periods of time, the Company’s assumptions about its stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. Beginning in 2009, the Company estimates its expected stock volatility based on its own historical stock volatility rates.

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the year ended December 31, 2008, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends using 2.66% for the calculated risk-free interest rate, 10 years contractual life and 117.43% volatility.  No stock options were granted during the quarter ended March 31, 2009.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The contractual life represents the period of time that options granted are outstanding.  Options and their terms including required service period, contractual terms or vesting conditions are granted based upon recommendations of management and Board approval and vest based upon time and continuous service with the company.  As of May 14, 2009, there are 15,000,000 common shares authorized for stock option grants.

Recent accounting pronouncements

In December 2007, the SEC published  SAB No. 110, which amends SAB No. 107 by extending the usage of the Simplified Method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), ”Share-Based Payment”. SAB No. 110 was declared effective on January 1, 2008, and allows companies, which do not have sufficient historical experience, to provide a reasonable estimate to continue use of the Simplified Method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. Accordingly, the Company will continue to use the Simplified Method until there is sufficient historical experience to provide a reasonable estimate of expected term. SAB No. 110 was effective for the Company on January 1, 2008.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company adopted this FSP as of January 1, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

 Recent accounting pronouncements (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for Companies as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Company cannot be determined until the transactions occur. No such transactions occurred during the first quarter of 2009.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

For comparability, certain March 31, 2008 amounts have been reclassified, where applicable, to conform to the financial statement presentation used at March 31, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had net $197,816 of accounts receivable as of March 31, 2009 and $188,048 as of December 31, 2008 from claims purchased.

At March 31, 2009, the Company had advanced funding to two healthcare providers under lines of credit and note agreements aggregating $1,418,717. Advances under the lines of credit are due to be repaid as the provider collects their receivables.  The Company charges the healthcare providers interest and other charges as defined in the agreements.   At December 31, 2008, the Company had $1,277,722 of notes receivable.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible.  At March 31, 2009, certain amounts were in excess of 90 days, therefore, the Company maintained a $200,000 allowance for doubtful accounts that was recorded at December 31, 2008 for receivables due from one customer.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008.  Notes receivable of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of June 15, 2009.  As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board.  These stock receipts were recorded as interest income of $1,054,800 at December 31, 2008.  At March 31, 2009, the stock price decreased to $0.01 per share resulting in a $37,050 decrease in the value of the Available-for-sale securities.  The Company will revalue these securities on a quarterly basis.  These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Equity section of the Balance Sheet.  The Company does not plan to sell these securities within the next twelve months and has recorded this as a long-term asset.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	March 31, 2009	December 31, 2008
Office furniture and equipment	5-7 Years	$30,174	$30,174
Computer equipment and software	3-5 Years	181,190	197,157
Total		211,364	227,331
Less: accumulated depreciation		(174,775)	(179,211)
Property and equipment, net		$36,589	$48,120

Depreciation expense for the three months ending March 31, 2009 and 2008 was $11,531 and $9,796, respectively.   The Company lowered the estimated life for computer equipment to three years in December 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

On November 14, 2008, the Company received $300,000 as part of a potential funding with Debt Opportunity Fund LLLP (“DOF”). This funding was not consummated and a portion of the funds escrowed were used in the April 20, 2009 transaction described below.

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

The promissory notes are as follows:

	March 31, 2009	December 31, 2009
Notes payable	$5,300,000	$5,300,000
Less principal repayments	(1,250,000)	(1,250,000)
Less issuance of common stock in connection with debt conversion	(433,334)	(433,334)
Notes payable outstanding	3,616,666	3,616,666
Less: unamortized discount on notes payable	(2,046,701)	(2,325,796)
Notes payable, net	1,569,965	1,290,870
Less current portion	(1,569,965)	(1,290,870)
Notes payable, net of discount of $2,046,701 at March 31, 2009 and $2,325,796 at December 31, 2008, less current portion	$—	$—

On November 6, 2008, the Company temporarily reduced the conversion price set forth in the Senior Note issued to Gottbetter on October 19, 2006 (the “October Note”) from $2.25 per share to $0.303 per share with respect to a one-time conversion of  $433,334 of Conversion Amount (as defined in the October Note).  After the conversion price was reduced, Gottbetter converted $433,334 of Conversion Amount into 1,430,143 shares of Common Stock of the Company.  The Company recorded a debt conversion expense of $371,265 for the difference between the original conversion price of $2.25 per share and the one-time conversion price of $0.303 per share.  In connection with the reduction in the conversion price of the October Note, both Gottbetter and Vicis waived all anti-dilution adjustments to which they would have been entitled under the terms of the securities that they hold as result of the reduction of the conversion price of the October Note.   In connection with the waiver by Vicis of the anti-dilution adjustments to which Vicis was entitled as described above, the Company is obligated to pay Vicis $250,000.  The remaining principal balance of these Notes at March 31, 2009 and December 31, 2008 was $3,316,666 which is convertible to purchase shares of our common stock, at the original conversion price of $2.25 per share.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 5 — NOTES PAYABLE (continued)

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

On April 20, 2009, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Vicis Capital Master Fund (“Vicis”), dated April 15, 2009 pursuant to which Vicis loaned the Company $3,200,000, subject to a deduction for an original issue discount of 2%. The proceeds from the loan from Vicis will be used for our corporate operations (See Note 10).

Pursuant to the Loan Agreement, we issued a Senior Secured Promissory Note, dated April 15, 2009, to Vicis in the original principal amount of $3,851,374 (the “Vicis Note”) comprised of the current loan of $3,200,000, and prior advances including the $300,000 loaned to us by DOF on November 14, 2008, accrued interest, and professional and other fees of $651,375 relative to prior loans and commitments. The Vicis Note bears interest at the rate of 13% per annum and is payable monthly, in arrears on the first day of each month, commencing on October 15, 2009. Principal payments in the monthly amount of $40,000 commence on October 15, 2009 and, subject to events of default specified in the Loan Agreement, the entire amount of principal and accrued but unpaid interest due under the note becomes due and payable on October 15, 2011.

In connection with the Loan Agreement and the financing provided under the Loan Agreement, we, XFS and each of our other subsidiaries, and Vicis entered into security agreements, dated April 15, 2009, pursuant to which we, XFS and our other subsidiaries granted a security interest to Vicis in substantially all of our assets. Each of our subsidiaries (other than XFS) also entered into a guaranty agreement to guaranty all obligations under the Loan Agreement and documents entered into in connection with the Loan Agreement.

As partial consideration for the loan provided by Vicis on April 20, 2009, the Company adjusted the Series J Warrant held by Vicis to reflect a decrease in the exercise price to $0.35 per share and a reduction in the number of shares underlying the Series J Warrant to 493,142 (the “Series J Warrant”) and issued a ten-year Series K Warrant to purchase 2,550,000 shares of our common stock at a price of $.35 per share (the “Series K Warrant”).

In connection with the issuance of the Series K Warrant, we and Vicis entered into a registration rights agreement, dated April 15, 2009, pursuant to which, among other things, we granted “piggyback” registration rights to Vicis for the Series K Warrant.

In addition, we also entered into an agreement with Vicis pursuant to which Vicis agreed to defer the principal and interest installment amounts with respect to the loans in the original aggregate principal amount of $5,000,000 issued by us in favor of Vicis as assignee of Gottbetter Capital Master Fund Ltd. Vicis agreed to defer the payment of each installment amount commencing with the installment due April 1, 2009 and ending with the installment amount due January 1, 2010.  On January 1, 2010, in addition to the regular installment amount due on January 1, 2010, we shall pay all deferred amounts in full, in one lump sum.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 6 — TEMPORARY EQUITY

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 after repayment of a $250,000 31-day August 31, 2007 Convertible Note, interest and closing expenses) from Vicis.  In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share.  As security for our obligations, we, along with our subsidiaries entered into Security Agreements with the Investor, pursuant to which we granted a security interest in all of our assets, except for the accounts receivable and certain contract rights of Xeni Financial, to the Investor. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 7 years.

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

Each share of Series B Preferred Stock is entitled to cumulative dividends at the annual rate of 12% of the stated value of the Series B Preferred Stock.  The stated value of each share of Series B Preferred Stock is $10,000.  Dividends are payable in cash or additional shares of Series B Preferred Stock.  Dividends of $1,248,222 and $948,222 have been accrued as of March 31, 2009 and December 31, 2008, respectively, but are not payable until there are profits, surplus or other funds available for the payment of such dividends.

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
MARCH 31, 2009

NOTE 6 — TEMPORARY EQUITY (continued)

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

As of March 31, 2009 and December 31, 2008, there were 1,000 shares of Series B Preferred Stock issued and outstanding.

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

As of March 31, 2009, the outstanding Series H Warrant is exercisable for an aggregate of 53,333,334 shares or our common stock.

For the three months ended March 31, 2009 and March 31, 2008, amortization of the debt discount amounted to $279,096 and $418,760, respectively.

The mandatorily redeemable convertible Series B preferred stock has been recorded as follows:

	March 31, 2009	December 31, 2008
Mandatorily redeemable convertible Series B preferred stock	$10,000,000	$10,000,000
Less: unamortized discount on preferred stock	(4,758,333)	(5,947,917)
Mandatorily redeemable convertible Series B preferred stock, net	$5,241,667	$4,052,083

 MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2009, there are 14,390,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 1,000 shares are designated Series A Convertible Preferred stock and 1,500 shares are designated Series B Convertible Preferred stock.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences are set forth in the Certificate of Designations Designating Series A Convertible Preferred stock. Between February 1, 2006 and September 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and March 31, 2009, 27.3 shares of Series A Convertible Preferred Stock were converted into 546,667 shares of common stock leaving one (1) Series A Convertible Preferred Stock outstanding as of March 31, 2009.

The Company is authorized to issue 1,500 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences are set forth in the Certificate of Designations Designating Series B Convertible Preferred stock.  On September 28, 2007, 200 shares of Series B convertible preferred stock were issued with the September Securities Purchase Agreement.  On January 18, 2008, 50 shares of Series B convertible preferred stock were issued with the January Securities Purchase Agreement.  On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued with the March Securities Purchase Agreement.  As of March 31, 2009 and 2008, there are 1,000 issued and outstanding shares of Series B convertible preferred stock.

Common stock options

A summary of the status of the Company's outstanding stock options as of March 31, 2009 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,405,080	$1.82	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(418,330)	3.12	—
Outstanding at March 31, 2009	4,986,750	$1.71	$—
Options exercisable at end of period	4,593,833	$1.71	$—
Weighted-average fair value of options granted during the period	—

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 — STOCKHOLDERS’ EQUITY
Common stock options (continued)

The following information applies to options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	8.75	$0.38	483,000	$0.38
$0.60	185,000	9.00	$0.60	61,667	$0.60
$0.67	175,000	8.50	$0.67	91,666	$0.67
$0.75	1,925,000	9.00	$0.75	1,925,000	$0.75
$1.39	95,000	7.75	$1.39	95,000	$1.39
$2.25	900,000	7.50	$2.25	900,000	$2.25
$3.25	110,000	6.75	$3.25	110,000	$3.25
$3.40	555,000	6.75	$3.40	555,000	$3.40
$4.00 - 4.25	558,750	7.25	$4.03	372,500	$4.03
	4,986,750		$1.59	4,593,833	$1.66

In connection with previously granted stock options, the Company recognized stock-based compensation expense of $77,477 for the three months ended March 31, 2009 and $381,505 for the three months ended March 31, 2008.

As of March 31, 2009, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $366,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of March 31, 2009 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	57,925,946	$0.80
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	3.40
Outstanding at March 31, 2009	57,825,946	$0.79
Common stock issuable upon exercise of warrants	57,825,946	$0.79

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 — STOCKHOLDERS’ EQUITY
Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.75	56,750,001	8.72	$0.75	56,750,001	$0.75
$1.25	199,000	1.22	$1.25	199,000	$1.25
$1.50	56,667	2.24	$1.50	56,667	$1.50
$2.25	111,111	0.40	$2.25	111,111	$2.25
$3.00	479,167	0.12	$3.00	479,167	$3.00
$3.76	225,000	0.55	$3.76	225,000	$3.76
$4.00	5,000	0.55	$4.00	5,000	$4.00
	57,825,946		$0.79	57,825,946	$0.79

Subsequent to quarter end, and as partial consideration for the loan provided by Vicis on April 20, 2009, the Company adjusted the Series J Warrant held by Vicis to reflect a decrease in the exercise price to $0.35 per share and a reduction in the number of shares underlying the Series J Warrant to 493,142 (the “Series J Warrant”) and issued a ten-year Series K Warrant to purchase 2,550,000 shares of our common stock at a price of $0.35 per share (the “Series K Warrant”).

NOTE 8 - RESTATEMENT

The Company has effected a restatement of its financial results for the period ended March 31, 2008 (the “Restatement”).  After reviewing certain accounting principles the Company had applied in previously issued financial statements, management determined that the Company’s accounting for Mandatorily Redeemable Convertible Series B Preferred Stock should have been recorded as Temporary Equity and not Debt and that previously issued Mandatorily Redeemable Convertible Series B Preferred Stock should not have been recorded as an extinguishment of debt when new Mandatorily Redeemable Convertible Series B Preferred Stock was issued on March 31, 2008. Consequently, management is restating its quarterly financial statements as of March 31, 2008. These changes decreased net loss by $894,204 due to a decrease in interest expense of $234,082 and the elimination of the loss on extinguishment of debt of $660,122.  These changes also decreased accrued expenses $48,222, increased dividends payable $307,247, increased temporary equity $483,332 and decreased stockholder’s deficiency $742,357.  These changes in presentation of the Company’s Mandatorily Redeemable Convertible Series B Preferred Stock did not impact the cash balance at the end of the period.

NOTE 9 — COMMITMENTS

Lease agreements

On February 1, 2009, the Company was assigned a master lease on its facility and a 5-year lease option was exercised which extends the master lease until July 2013.  Rent expense for the three months ended March 31, 2009 and March 31, 2008 was $20,105 and $21,936, respectively.

Future minimum operating lease commitments as of March 31, 2009 are as follows:

Year Ending December 31	Amount
2009	36,166
2010	50,291
2011	52,805
2012	55,446
2013	33,267
$227,975

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 10 — SUBSEQUENT EVENTS

On April 20, 2009, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Vicis Capital Master Fund (“Vicis”), dated April 15, 2009 pursuant to which Vicis loaned the Company $3,200,000, subject to a deduction for an original issue discount of 2%. The proceeds from the loan from Vicis are being used for our corporate operations.

Pursuant to the Loan Agreement, we issued a Senior Secured Promissory Note, dated April 15, 2009, to Vicis in the original principal amount of $3,851,374 (the “Vicis Note”) comprised of the current loan of $3,200,000, and prior advances, accrued interest, and professional and other fees of $651,375 relative to prior loans and commitments. The Vicis Note bears interest at the rate of 13% per annum and is payable monthly, in arrears on the first day of each month, commencing on October 15, 2009. Principal payments in the monthly amount of $40,000 commence on October 15, 2009 and, subject to events of default specified in the Loan Agreement, the entire amount of principal and accrued but unpaid interest due under the note becomes due and payable on October 15, 2011.

As partial consideration for the loan provided by Vicis on April 20, 2009, the Company adjusted the Series J Warrant held by Vicis to reflect a decrease in the exercise price to $0.35 per share and a reduction in the number of shares underlying the Series J Warrant to 493,142 (the “Series J Warrant”) and issued a ten-year Series K Warrant to purchase 2,550,000 shares of our common stock at a price of $.35 per share (the “Series K Warrant”).

On May 14, 2009, we issued 3,600,000 shares of unregistered common stock to three employees, three directors and one consultant in connection with Restricted Stock Agreement awards under the MDwerks, Inc. (the “Company”) 2005 Incentive Compensation Plan.

All shares were issued pursuant to the terms and conditions of the Company Restricted Stock Agreement and all shares of the restricted stock vested immediately.

A complete copy of the 2005 Incentive Compensation Plan is contained in the Form 8-K filed with the SEC on November 18, 2005 and the full text of the form of the Company Restricted Stock Agreement is attached as Exhibit 10.1, both of which are incorporated herein in their entirety.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During 2008, we shifted our focus from the electronic medical claims processing, funding and collection solutions and began focusing our efforts on purchasing leases for digital medical equipment and services that provide a low cost solution to physicians for converting medical records to a digital format as well as being able to create EMR with original intake forms.  The Company will also begin selling the digital medical equipment leases directly to the healthcare facilities as part of our licensing arrangement with the outside vendor that we are currently purchasing the leases from.  To date we have not sold any digital medical equipment; however since December 2008, we have financed six leases of such equipment and will derive approximately $410,000 in revenue from such financing activities over 36 to 48 month periods. The digital pen and associated services can improve billing time and accuracy and allows for substantial savings on paper and record storage.

We also can provide term loans and purchase medical equipment to improve our client’s cash flows and to finance certain leases.

Through March 31, 2009, all of our revenue has been derived from our prior line of business, the electronic medical claims processing, funding and collection solution business.  From the Company’s inception, we offered a comprehensive technology-based selection of electronic medical claims processing, funding and collection solutions to the healthcare provider industry through an internet web browser. Our services helped doctors, hospital based practices, and other healthcare providers and their vendors to significantly improve daily insurance claims transaction administration and management.  This part of our business was not deemed viable any longer and was closed down on February 27, 2009.

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

Through February 2009, the Company, through its subsidiaries, provided advance funding for medical claims and term loan services to unaffiliated healthcare providers that were customers of the Company. The customer advances were typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its customers to third party payers (the ‘‘Payers’’). The advances were repaid through the remittance of payments of customer medical claims, by Payers, directly to the Company. The Company could withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges were recognized as revenue when earned. There was no right of cancellation or refund provisions in these arrangements and the Company had no further obligations once the services are rendered.

The Company, through its subsidiaries, also provided notes and claims purchasing for medical claims to unaffiliated healthcare providers that are customers of the Company. The customer advances were repaid through the remittance of payments of customer medical claims, by Payers.  The Company could charge interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges were recognized as revenue when earned. There was no right of cancellation or refund provisions in these arrangements and the Company had no further obligations once the services are rendered.

The Company, through its subsidiaries, now provides purchasing medical equipment and software leases from an unaffiliated healthcare customer. The customer assigns the rights to these leases and the Company is repaid directly from the monthly lease payments from the lessees.  The Company can receive interest, an administrative fee and other charges. These interest charges, administrative fees and other charges are recognized as revenue when earned. Under certain circumstances, there are warranties and refund provisions in these arrangements and the agreements are non-cancellable without our consent.

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

Results of Operations

 For the Three Months Ended March 31, 2009 Versus the Three Months Ended March 31, 2008

Revenue

For the three months ended March 31, 2009, we recorded total revenue of $161,643. Of this total, we recorded service fee revenue of $78,944, accounting for 48.8% of total revenue, and financing income of $82,699, accounting for 51.2% of total revenue.  For the three months ended March 31, 2008, we recorded total revenue of $203,461. Of this total, we recorded service fee revenue of $162,242, accounting for 79.7% of total revenue and financing income of $41,219, accounting for 20.3% of total revenue.   The decrease in revenue from 2008 resulted primarily from the closing down of our advance funding and claims processing, billing and collecting business.

Operating Expenses

For the three months ended March 31, 2009, total operating expenses were $1,092,427 as compared to $1,423,161 for the three months ended March 31, 2008, a decrease of $330,734 or 23.2%. Included in this decrease for the three months ended March 31, 2009 is the following:

1.
We recorded compensation expense of $542,784 as compared to $902,102 for the three months ended March 31, 2008. This $359,318 or 39.8% decrease was primarily attributable to lower salaries due to fewer employees needed for the digital pen business, amortization of stock options of $77,477 and executive bonuses of $13,750 paid during the three months ended March 31, 2009 versus amortization of stock option of $381,505 and executive bonuses of $55,000 during the three months ended March 31, 2008; and

2.
Consulting expense amounted to $95,025 as compared to $65,481 for the three months ended March 31, 2008, an increase of $29,544, or 45.1%. This increase resulted from the addition of an outside business development consultant; and

3.
Professional fees amounted to $130,957 as compared to $164,688 for the three months ended March 31, 2008, a decrease of $33,731, or 20.5%. This expense was attributable to a decrease in legal fees related to SEC filings and Series B Convertible Preferred Stock offerings; and

4.
Selling, general and administrative expenses were $323,661 as compared to $290,890 for the three months ended March 31, 2008, an increase of $32,771, or 11.3%. This increase resulted from an information technology expense adjustment that lowered expenses in the prior year.

For the three months ended March 31, 2009 and 2008, selling, general and administrative expenses consisted of the following:

	March 31, 2009	March 31, 2008
Employee benefits and payroll taxes	116,293	111,625
Information technology	56,378	153
Occupancy and office expenses	41,274	46,709
Other selling, general and administrative	109,716	132,403
	$323,661	$290,890

Other Income (Expenses)

For the three months ended March 31, 2009, interest income was $24,263 as compared to $1,924 for the three months ended March 31, 2008, an increase of $22,339. This increase was principally due to larger cash balances invested in 2009.

For the three months ended March 31, 2009, interest expense was $375,076 as compared to $532,557 for the three months ended March 31, 2008, a decrease of $157,481. This decrease was primarily due to lower non-cash interest amortization of debt discount in connection with our notes payable.

Net Loss

We reported a net loss of $1,281,597 for the three months ended March 31, 2009 as compared to net loss of $1,750,184 for the three months ended March 31, 2008. The loss per share was $.09 for the three months ended March 31, 2009 as compared to a per share loss of $.14 for three months ended March 31, 2008.

Liquidity and Capital Resources

We used the proceeds from the sales of preferred stock through March 31, 2009 and proceeds from notes and loans payable for working capital purposes and to fund our notes receivable of $1,418,717 and accounts receivable of $397,816 owed to us at March 31, 2009. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

On April 20, 2009, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Vicis Capital Master Fund (“Vicis”), dated April 15, 2009 pursuant to which Vicis loaned the Company $3,200,000, less a deduction for an original issue discount of 2%. The proceeds from the loan from Vicis are being used for our corporate operations.

Pursuant to the Loan Agreement, we issued a Senior Secured Promissory Note, dated April 15, 2009, to Vicis in the original principal amount of $3,851,374 (the “Vicis Note”) comprised of the current loan of $3,200,000, and prior advances, accrued interest, and professional and other fees of $651,375 relative to prior loans and commitments. The Vicis Note bears interest at the rate of 13% per annum and is payable monthly, in arrears on the first day of each month, commencing on October 15, 2009. Principal payments in the monthly amount of $40,000 commence on October 15, 2009 and, subject to events of default specified in the Loan Agreement, the entire amount of principal and accrued but unpaid interest due under the note becomes due and payable on October 15, 2011.

We believe we have sufficient funds and prospective business activity to conduct our business and operations as they are currently undertaken for the next 12 months.

We currently have no material commitments for capital expenditures.

Cash flows

At March 31, 2009, we had cash of $297,125.  On April 21, 2009, we received cash of approximately $3,100,000, in connection with a loan from Vicis.  The cash proceeds are being used for our corporate operations.

Net cash used in operating activities was $926,682 for the three months ended March 31, 2009 as compared to $583,605 for the three months ended March 31, 2008, an increase of $343,077. This increase is primarily attributable to a decrease in the net loss and the following:

1.	Gottbetter and Vicis debt offering costs of $84,408 and debt discount costs of $279,096, as compared to debt related costs during the three months ended March 31, 2008 of $492,458;

2.	Stock-based compensation of $77,477 versus stock-based compensation expense of $381,505 for the three months ended March 31, 2008;

3.	A net increase in notes receivable, accounts receivable, leases receivable, and prepaid expenses aggregating $275,431 principally related to the increases in leases receivables;

4.	A net decrease in accounts payable and accrued expenses related to an increase in operating activities aggregating $177,834.

Net cash provided by financing activities was $0 for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $7,191,284 for the three months ended March 31, 2008 due to the proceeds from the sale of Series B preferred stock in 2008.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of March 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of  March 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Changes in Internal Control over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

MDWERKS, INC.

May 14, 2009	/s/ David M. Barnes
David M. Barnes
Chief Executive Officer

May 14, 2009	/s/ Vincent Colangelo
Vincent Colangelo
Chief Financial Officer