Form 10-K/A
period 2008-12-31
MDwerks, Inc.
filed 2009-06-03
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Documents incorporated by reference:   None

Explanatory Note -Other than the addition of the line item to the Consolidated Statement of Operations and the resulting changes to Net loss attributable to common shareholders and Net loss per common share, our Consolidated Statements of Operations has not been impacted by this modification.  This modification has not had any impact on our Consolidated Balance Sheets, Consolidated Statement of Changes in Stockholders’ Deficiency or Consolidated Statements of Cash Flows. The Annual Report on Form 10-K/A has not been updated to reflect other events occurring after the filing date of the original Annual Report on Form 10-K or to modify or update those disclosures affected by subsequent events.  Except for the foregoing amended information, this Annual Report on Form 10-K/A continues to describe conditions as of the date of the filing of the original Annual Report on Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	46

i

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, all references to ‘‘we’’, ‘‘us’’, ‘‘our’’, the ‘‘Company’’ and similar terms, as well as references to the ‘‘Registrant’’ in this Annual Report on Form 10-K/A, refer to MDwerks, Inc. (including its subsidiaries).

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

Our net loss attributable to common shareholders for the year ended December 31, 2008 was $13,179,406 and since our inception, our accumulated deficit as of December 31, 2008 was $49,669,646. We expect to continue to incur additional substantial operating and net losses for the foreseeable future. The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market products and services that would be widely accepted by potential users of such products and services at prices that will yield a profit. If our products and services cannot be commercially developed and launched, and do not achieve or sustain broad market acceptance we will not achieve sufficient revenues to continue to operate our business.

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

Net Loss

We reported a net loss of $8,179,102 for the year ended December 31, 2008 as compared to a net loss of $9,882,330 for the year ended December 31, 2007.

Deemed Preferred Stock Dividend

During the year ended December 31, 2008, we recorded a deemed preferred stock dividend arising from a beneficial conversion feature for warrants attached to Series B Convertible Preferred Stock issued during the year and from dividends accrued on the Series B Convertible Preferred Stock.  Dividends are payable in cash or additional shares of Series B Preferred Stock and are not payable until there are profits, surplus or other funds available for the payment of such dividends.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $13,179,406 for the year ended December 31, 2008 as compared to net loss attributable to common shareholders of $9,882,330 for the year ended December 31, 2007. This translates to an overall net loss per common share of ($1.00) for the year ended December 31, 2008 as compared to an overall net loss per common share of ($0.77) for the year ended December 31, 2007.

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

As of March 31, 2009, the following awards have been granted to the executive officers named in this Annual Report on Form 10-K/A under the Incentive Plan:

Name of Grantee	Incentive Stock Options		Non-Qualified Stock Options		Percentage of all Options Granted to Employees
David M. Barnes	269,000	[1]	31,000	[2]	6.5%
Vincent Colangelo	153,750	[3]	261,250	[4]	9.0%
Stephen Weiss	150,750	[5]	44,250	[6]	4.2%
Howard B. Katz (Former CEO and President)	446,750	[7]	2,566,250	[8]	65.1%

The following awards have been granted to the executive officers named in this Annual Report on Form 10-K/A under the Incentive Plan in the last fiscal year:

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
Name: David M. Barnes Title: Chief Executive Officer Date: June 2, 2009

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Barnes	Chief Executive Officer, President and	June 2, 2009
David M. Barnes	Director (Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 2, 2009
Adam Friedman	(Principal Accounting
and Financial Officer)

/s/ Peter Dunne	Director	June 2, 2009
Peter Dunne

/s/ Paul Kushner	Director	June 2, 2009
Paul Kushner

/s/ Sheldon Steiner	Director	June 2, 2009
Sheldon Steiner

/s/ Chris Phillips	Director	June 2, 2009
Chris Phillips

/s/ Shad Stastney	Director	June 2, 2009
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

The accompanying notes should be read in conjunction with the consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenue:
Service fees	$493,805	$470,149
Financing income	288,935	107,102
Claims purchase revenue	98,916	—
Total revenue	881,656	577,251
Operating expenses:
Compensation	4,885,000	5,286,985
Consulting expenses	239,124	760,284
Professional fees	725,107	411,917
Selling, general and administrative	2,367,113	1,562,845
Total operating expenses	8,216,344	8,022,031
Loss from operations	(7,334,688)	(7,444,780)
Other income (expense):
Interest income	1,088,270	46,978
Interest expense	(1,561,908)	(2,484,835)
Debt conversion expense	(371,265)	—
Other income	489	307
Total other income (expense)	(844,414)	(2,437,550)
Net loss	$(8,179,102)	$(9,882,330)
Deemed preferred stock dividend	(5,000,304)	-
Net loss attributable to common shareholders	$(13,179,406)	$(9,882,330)
Net loss per common share - basic and diluted (1)	$(1.00)	$(0.77)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	13,158,885	12,780,503

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