Form 10-Q/A
period 2009-03-31
MDwerks, Inc.
filed 2009-06-03
CIK 1295514

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,990,208 shares at May 14, 2009

Explanatory Note -Other than the addition of the line item to the Consolidated Statement of Operations and the resulting changes to Net loss attributable to common shareholders and Net loss per common share, our Consolidated Statements of Operations has not been impacted by this modification.  This modification has not had any impact on our Consolidated Balance Sheets or Consolidated Statements of Cash Flows. The Quarterly Report on Form 10-Q/A has not been updated to reflect other events occurring after the filing date of the original Quarterly Report on Form 10-Q or to modify or update those disclosures affected by subsequent events.  Except for the foregoing amended information, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the date of the filing of the original Quarterly Report on Form 10-Q and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

MDWERKS, INC.
FORM 10-Q/A
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

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months Ended March 31,
	2009	2008 (As Restated)
	(Unaudited)	(Unaudited)
Revenue:
Service fees	$78,944	$162,242
Financing income	82,699	41,219
Total revenue	161,643	203,461
Operating expenses:
Compensation	542,784	902,102
Consulting expenses	95,025	65,481
Professional fees	130,957	164,688
Selling, general and administrative	323,661	290,890
Total operating expenses	1,092,427	1,423,161
Loss from operations	(930,784)	(1,219,700)
Other income (expense):
Interest income	24,263	1,924
Interest expense	(375,076)	(532,557)
Other income	—	149
Total other income (expense)	(350,813)	(530,484)
Net loss	$(1,281,597)	$(1,750,184)
Deemed preferred stock dividend	(1,489,584)	(307,246)
Net loss attributable to common shareholders	$(2,771,181)	$(2,057,430)
NET LOSS PER COMMON SHARE - basic and diluted (1)	$(0.19)	$(0.16)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – basic and diluted	14,384,430	12,940,065

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

Net Loss

We reported a net loss of $1,281,597 for the quarter ended March 31, 2009 as compared to a net loss of $1,750,184 for the quarter ended March 31, 2008.

Deemed Preferred Stock Dividend

During the quarters ended March 31, 2009 and 2008, we recorded $1,489,584 and $307,246, respectively for a deemed preferred stock dividend arising from a beneficial conversion feature for warrants attached to Series B Convertible Preferred Stock issued and from dividends accrued on the Series B Convertible Preferred Stock.  Dividends are payable in cash or additional shares of Series B Preferred Stock and are not payable until there are profits, surplus or other funds available for the payment of such dividends.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $2,771,181 for the quarter ended March 31, 2009 as compared to net loss attributable to common shareholders of $2,057,430 for the quarter ended March 31, 2008. This translates to an overall net loss per common share of ($0.19) for the quarter ended March 31, 2009 as compared to an overall net loss per common share of ($0.16) for the quarter ended March 31, 2008.

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

MDWERKS, INC.

June 2, 2009	/s/ David M. Barnes
David M. Barnes
Chief Executive Officer

June 2, 2009	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer