Form 10-Q
period 2009-06-30
MDwerks, Inc.
filed 2009-08-14
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,990,208 shares at August 14, 2009

MDWERKS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets As of June 30, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2009 and 2008	4
Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2009 and 2008	5
Notes to Unaudited Consolidated Financial Statements	6-20
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	21-26
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	27
Item 4 - Controls and Procedures	27
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	28
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3 - Defaults Upon Senior Securities	28
Item 4 - Submission of Matters to a Vote of Security Holders	28
Item 5 - Other Information	29
Item 6 – Exhibits	29

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (1)
ASSETS
Current assets:
Cash	$1,629,842	$1,223,807
Certificates of deposit	501,945	—
Notes receivable	1,418,717	1,277,722
Accounts receivable, net of allowances of $200,000 at June 30, 2009 and December 31, 2008	343,021	188,048
Leases receivable	171,250	85,000
Prepaid expenses and other	76,317	132,160
Total current assets	4,141,092	2,906,737
Long-term assets:
Notes receivable	390,000	—
Leases receivable	80,572	—
Available-for-sale securities, at fair market value	148,200	61,750
Property and equipment, net of accumulated depreciation of $180,245 for June 30, 2009 and $179,211 for December 31, 2008	31,119	48,120
Debt issuance and offering costs, net of accumulated amortization of $712,489 for June 30, 2009 and $505,478 for December 31, 2008	838,926	631,037
Total assets	$5,629,909	$3,647,644
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, net	$386,882	$1,290,870
Accounts payable	142,361	161,516
Accrued expenses	903,790	602,625
Dividends payable	1,548,222	948,222
Total current liabilities	2,981,255	3,003,233
Long-term liabilities:
Notes payable, net	4,880,952	—
Total long-term liabilities	4,880,952	—
Total liabilities	7,862,207	3,003,233
Temporary equity:
Mandatorily Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,500 shares authorized;1,000 shares issued and outstanding for June 30, 2009 and December 31, 2008, net	6,431,251	4,052,083
Total temporary equity	6,431,251	4,052,083
Stockholders’ deficiency:
Preferred stock, Series A preferred stock, $.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding at June, 30, 2009 and 2 shares issued and outstanding at December 31, 2008	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 17,990,208 shares issued and outstanding for June 30, 2009 and 14,370,208 shares issued and outstanding for December 31, 2008	17,990	14,370
Additional paid-in capital	47,704,894	47,240,654
Accumulated deficit	(55,479,833)	(49,669,646)
Accumulated other comprehensive loss	(906,600)	(993,050)
Total stockholders' deficiency	(8,663,549)	(3,407,672)
Total liabilities, temporary equity and stockholders' deficiency	$5,629,909	$3,647,644

 (1) Derived from audited financial statements
The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2008		2008
	2009	(As Restated)	2009	(As Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Service fees	$3,980	$148,208	$82,924	$310,450
Financing income	107,360	90,344	190,059	131,563
Claims purchase revenue	—	23,697	—	23,697
Total revenue	111,340	262,249	272,983	465,710
Operating expenses:
Compensation	421,565	2,408,892	964,349	3,310,994
Consulting expenses	284,463	73,238	379,488	138,719
Professional fees	220,639	165,263	351,596	329,951
Selling, general and administrative	212,341	497,136	536,002	788,026
Total operating expenses	1,139,008	3,144,529	2,231,435	4,567,690
Loss from operations	(1,027,668)	(2,882,280)	(1,958,452)	(4,101,980)
Other income (expense):
Interest income	13,110	656,106	37,373	658,030
Interest expense	(534,863)	(348,320)	(909,939)	(880,877)
Other income	—	340	—	489
Total other income (expense)	(521,753)	308,126	(872,566)	(222,358)
Net loss	(1,549,421)	(2,574,154)	(2,831,018)	(4,324,338)
Deemed preferred stock dividend	(1,489,584)	(1,489,584)	(2,979,168)	(1,796,830)
Net loss attributable to common shareholders	$(3,039,005)	$(4,063,738)	$(5,810,186)	$(6,121,168)
NET LOSS PER COMMON SHARE - basic and diluted	$(0.19)	$(0.31)	$(0.38)	$(0.47)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	16,289,109	12,940,065	15,342,031	12,940,065

(1) Diluted loss per common share is not presented since the impact of stock options and warrants would be antidilutive.

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2009	2008
		(As Restated)
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,831,018)	$(4,324,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,001	19,909
Amortization of debt discount	570,246	39,893
Amortization of deferred offering and debt issuance costs	207,011	129,261
Amortization of deferred compensation	—	22,168
Bad debts	—	100,000
Certificate of deposit interest	(1,945)	—
Stock-based compensation	323,203	1,916,722
Changes in assets and liabilities:
Notes receivable	(530,995)	607,247
Accounts receivable	(154,973)	(801,715)
Leases receivable	(166,822)	—
Prepaid expenses and other	55,843	38,434
Accounts payable	(19,155)	(31,654)
Accrued expenses	301,165	(191,664)
Deferred revenue	—	(5,648)
Total adjustments	600,579	1,842,953
Net cash used in operating activities	(2,230,439)	(2,481,385)
Cash flows from investing activities:
Purchase of property and equipment	—	(10,276)
Investment in certificates of deposits	(500,000)	(3,000,000)
Net cash used in investing activities	(500,000)	(3,010,276)
Cash flows from financing activities:
Proceeds from additional notes payable	3,851,375	—
Repayment of notes payable	(300,000)	(1,269,445)
Repayment of loan payable	—	(109,559)
Proceeds from sale of Mandatorily Redeemable Series B preferred stock	—	8,000,000
Placement fees and other expenses paid	(414,901)	(196,870)
Net cash provided by financing activities	3,136,474	6,424,126
Net increase in cash	406,035	932,465
Cash - beginning of year	1,223,807	320,903
Cash - end of period	$1,629,842	$1,253,368
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$27,925	$250,279

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company has four subsidiaries. Xeni Medical Systems, Inc. ("Xeni Systems") was incorporated under the laws of the state of Delaware on July 21, 2004.  Through February 28, 2009, Xeni Systems provided a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers could improve daily insurance claims transaction processing, administration and management.  Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the state of Florida on March 2, 2005. Xeni Systems and Xeni Billing have both discontinued their operations. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the state of Florida on February 3, 2005 and offers lending solutions for digital pen leases.  Digital Pen Applications, Inc. (“DPA”) was incorporated under the laws of the state of Florida on May 30, 2007, originally formed as Patient Payment Solutions, Inc. and was renamed on March 2, 2009 to Xeni Patient Access Solutions, Inc. and subsequently renamed to DPA on June 1, 2009. DPA sells D-PAS digital pen technology directly to healthcare providers such as nursing homes and hospitals and other health care facilities as well as other industries such as warehousing, shipping and transportation.

Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses that raise substantial doubt about its ability to continue as a going concern. While the Company is attempting to attain revenue growth and profitability, the growth has not been significant enough to support the Company’s daily operations. Management may need to raise additional funds by way of a public or private offering and make strategic acquisitions. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its new business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenue, including  institutional financing described in Notes 5, 7, and  8, provide the opportunity for the Company to continue as a going concern.

On April 20, 2009, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Vicis Capital Master Fund (“Vicis”), dated April 15, 2009 pursuant to which Vicis loaned the Company $3,851,375 (the “Vicis Note”) comprised of the current loan of $3,200,000, a prior advance including the $300,000 loaned to us by Debt Opportunity Fund, LLLP(DOF) on November 14, 2008, and accrued interest, and professional and other fees of $351,375 relative to prior loans and commitments.

As reflected in the accompanying unaudited consolidated financial statements, the Company has a stockholders’ deficiency of $8,663,549 and a working capital of $1,159,837 at June 30, 2009.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto and other pertinent information contained in the Form 10-K of the Company for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the six months ended June 30, 2009 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation policy

The accompanying unaudited consolidated financial statements include the accounts of MDwerks, Inc. and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

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
JUNE 30, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities measured at fair value on a recurring basis

The following table provides information as of June 30, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total

Assets at fair value:
Cash and Cash Equivalents – Certificates of Deposit	$—	$501,945	$—	$501,945
Notes receivable	—	—	1,808,717	1,808,717
Leases receivable	—	—	251,822	251,822
Available-for-sale securities	148,200	—	—	148,200
Total assets at fair value	$148,200	$501,945	$2,060,539	$2,710,684

Liabilities at fair value:
Notes payable	$—	$—	$5,267,834	$5,267,834
Total liabilities at fair value	$—	$—	$5,267,834	$5,267,834

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At June 30, 2009, the Company was approximately $10,000 in excess of the $250,000 per company limit.  The Company has not experienced any losses on these accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were $0 for the six months ended June 30, 2009 and 2008.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the six months ended  June 30, 2009 and 2008, the Company had outstanding options to purchase an aggregate of  4,793,834 and 5,632,530 shares of common stock, respectively, warrants to purchase an aggregate of 60,402,421 and 57,566,346 shares of common stock, respectively, 20,000 and 40,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 13,333,334 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 1,474,074 and 1,913,580 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three and six months ended June 30, 2009 and 2008 since the impact of the stock options and warrants would be antidilutive.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company had three customers that accounted for all of total notes receivable for the six months ended June 30, 2009.  These customers accounted for 66%, 22%, and 12% of such notes, respectively.  The Company did not have any significant concentrations in revenue.

Stock-based compensation

The fair value of stock options granted to employees, directors and others, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award.  The fair value of shares of common stock granted to employees, directors and others is estimated at the date of grant using the share price at the date of the grant.

Through December 31, 2008, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. During 2008, as the Company accumulated its own volatility history over longer periods of time, the Company’s assumptions about its stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. Beginning in 2009, the Company will estimate its expected stock volatility based on its own historical stock volatility rates.

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the year ended December 31, 2008, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends using 2.66% for the calculated risk-free interest rate, 10 years contractual life and 117.43% volatility.  No stock options were granted during the three and six months ended June 30, 2009.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The contractual life represents the period of time that options granted are outstanding.  Options and their terms including required service period, contractual terms or vesting conditions are granted based upon recommendations of management and Board approval and vest based upon time and continuous service with the company.  As of August 14, 2009, there are 15,000,000 common shares authorized for stock option and common stock grants to employees, directors and others and there are approximately 6,600,000 common shares available for future issuances.

Recent accounting pronouncements

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
JUNE 30, 2009
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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for Companies as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Company cannot be determined until the transactions occur. No such transactions occurred during 2009.

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

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued.  The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Management intends to adopt this new standard with the filing of this Quarterly Report on Form 10-Q.  The adoption of this new standard is expected to impact disclosure and therefore is not expected to have a material impact on the financial statements of the Company.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

For comparability, certain June 30, 2008 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used at June 30, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 2 — ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had net $343,021 of accounts receivable as of June 30, 2009 and $188,048 as of December 31, 2008.

At June 30, 2009, the Company had advanced funding to three customers under lines of credit and note agreements aggregating $1,808,717. Advances under the lines of credit are due to be repaid under the specific payment terms of the agreements.  The Company charges the customers interest and other charges as defined in the agreements.   At December 31, 2008, the Company had advanced funding to two healthcare providers under lines of credit and note agreements aggregating $1,277,722.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible.  At December 31, 2008 and June 30, 2009, certain amounts were in excess of 90 days, therefore, the Company maintained a $200,000 allowance for doubtful accounts that was recorded at December 31, 2008 for receivables due from one customer.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008.  Notes receivable of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of September 30, 2009.  As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board.  These stock receipts were recorded as interest income of $1,054,800 at December 31, 2008.  At June 30, 2009, the stock price was $0.06 per share resulting in a $906,600 decrease in the value of the Available-for-sale securities.  The Company will revalue these securities on a quarterly basis.  These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Stockholders’ Deficiency section of the Balance Sheet.  The Company does not plan to sell these securities within the next twelve months and has recorded such securities as a long-term asset.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	June 30, 2009	December 31, 2008
Office furniture and equipment	5-7 Years	$30,174	$30,174
Computer equipment and software	3-5 Years	181,190	197,157
Total		211,364	227,331
Less: accumulated depreciation		(180,245)	(179,211)
Property and equipment, net		$31,119	$48,120

Depreciation expense for the six months ending June 30, 2009 and 2008 was $17,001 and $19,909, respectively.   The Company lowered the estimated life for computer equipment to three years in December 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 — NOTES PAYABLE

 On each of October 19, 2006 and November 9, 2006 we received gross proceeds of $2,500,000 for a total of $5,000,000 in connection with a financing provided by Gottbetter Capital Master, Ltd. (in liquidation) “Gottbetter”, an unaffiliated accredited institutional investor.  Pursuant to the terms of a Securities Purchase Agreement, we issued two senior secured convertible promissory notes to Gottbetter, each in the original principal amount of $2,500,000 at an initial conversion price of $2.25 per share (each a ‘‘Senior Note’’ and collectively, the ‘‘Senior Notes’’), five-year Series D Warrants to purchase 375,000 shares of our common stock at a price of $2.25 per share (‘‘Series D Warrants’’) and five-year Series E Warrants, as amended, to purchase 541,666 shares of our common stock at a price of $2.25 per share (‘‘Series E Warrants’’).

On November 14, 2008, the Company received $300,000 as part of a potential funding with Debt Opportunity Fund LLLP (“DOF”). This funding was not consummated and a portion of the funds escrowed were used in the April 20, 2009 transaction described below and this $300,000 loan was included in April 20, 2009 Note described below.

The Company valued the Notes Payable at their face value and calculated the beneficial conversion feature of the warrants using Black Scholes in deriving a discount that is being amortized over the term of the Notes as interest expense using a straight line method.

On November 6, 2008, the Company temporarily reduced the conversion price set forth in the Senior Note issued to Gottbetter on October 19, 2006 (the “October Note”) from $2.25 per share to $0.303 per share with respect to a one-time conversion of  $433,334 of Conversion Amount (as defined in the October Note).  After the conversion price was reduced, Gottbetter converted $433,334 of Conversion Amount into 1,430,143 shares of Common Stock of the Company.  The Company recorded a debt conversion expense of $371,265 for the difference between the original conversion price of $2.25 per share and the one-time conversion price of $0.303 per share.  In connection with the reduction in the conversion price of the October Note, both Gottbetter and Vicis waived all anti-dilution adjustments to which they would have been entitled under the terms of the securities that they hold as result of the reduction of the conversion price of the October Note.   The remaining principal balance of these Notes at June 30, 2009 and December 31, 2008 was $3,316,666 which is convertible to purchase shares of our common stock, at the original conversion price of $2.25 per share.

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

(iii) Series D Warrants to purchase an aggregate of 875,000 shares of Common Stock at and exercise price of $0.75 per share;

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 5 — NOTES PAYABLE (continued)

(iv) Series E Warrants to purchase an aggregate of 541,667 shares of Common Stock at and exercise price of $0.75 per share;

(v) the Security Agreement, dated as of October 19, 2006, by and between the Company and Gottbetter;

(vi) the Guaranty Agreement, dated as of October 19, 2006, by and among the Company, MDwerks Global Holdings, Inc., Xeni Medical Systems, Inc., Xeni Financial Services, Corp., Xeni Medical Billing Corp. and Gottbetter; and

(vii) the Registration Rights Agreement, dated as of October 19, 2006, by and between the Company and Gottbetter.

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

The Loan Agreement amount of  $3,851,375 (the “Vicis Note”) comprised of the current loan of $3,200,000, and prior advances including the $300,000 loaned to us by DOF on November 14, 2008, accrued interest, and professional and other fees of $351,375 relative to prior loans and commitments. The Vicis Note bears interest at the rate of 13% per annum and is payable monthly, in arrears on the first day of each month, commencing on October 15, 2009. Principal payments in the monthly amount of $40,000 commence on October 15, 2009 and, subject to events of default specified in the Loan Agreement, the entire amount of principal and accrued but unpaid interest due under the note becomes due and payable on October 15, 2011.

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

In addition, we also entered into an agreement with Vicis pursuant to which Vicis agreed to defer the principal and interest installment amounts with respect to the loans in the original aggregate principal amount of $5,000,000, $3,316,666 at June 30, 2009, issued by us in favor of Vicis as assignee of Gottbetter Capital Master Fund Ltd. Vicis agreed to defer the payment of each installment amount commencing with the installment due April 1, 2009 and ending with the installment amount due January 1, 2010.  On January 1, 2010, in addition to the regular installment amount due on January 1, 2010, we are required to pay all deferred amounts in full, in one lump sum.

The promissory notes are as follows:

	June 30, 2009	December 31, 2008
Notes payable	$9,151,375	$5,300,000
Less principal repayments	(1,550,000)	(1,250,000)
Less issuance of common stock in connection with debt conversion	(433,334)	(433,334)
Notes payable outstanding	7,168,041	3,616,666
Less: unamortized discount on notes payable	(1,900,207)	(2,325,796)
Notes payable, net	5,267,834	1,290,870
Less current portion	(386,882)	(1,290,870)
Notes payable, net of discount of $1,900,207 at June 30, 2009 and $2,325,796 at December 31, 2008, less current portion	$4,880,952	$—

NOTE 6 — DIVIDENDS PAYABLE

Each share of Series B Preferred Stock (as further described in Note 7) is entitled to cumulative dividends at the annual rate of 8% of the stated value of the Series B Preferred Stock for the September 28, 2007 and January 18, 2008 financings and 12% of the stated value of the Series B Preferred Stock for the March 31, 2008 financing.  The stated value of each share of Series B Preferred Stock is $10,000.  Dividends are payable in cash or additional shares of Series B Preferred Stock.  Dividends of $1,548,222 and $948,222 have been accrued as of June 30, 2009 and December 31, 2008, respectively, but are not payable until there are profits, surplus or other funds available for the payment of such dividends.

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

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 — TEMPORARY EQUITY

On September 28, 2007 we received gross proceeds of $2,000,000 (net proceeds of $1,691,445 after repayment of a $250,000 31-day August 31, 2007 Convertible Note, interest and closing expenses) from Vicis.  In connection with the financing, pursuant to the terms of a Securities Purchase Agreement, we issued 200 shares of Series B Convertible Preferred Stock (a “Series B Preferred Stock”), a seven year Series F Warrant to purchase 1,500,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 1,000,000 shares of our common stock at a price of $2.50 per share.  As security for our obligations, we, along with our subsidiaries entered into Security Agreements with the Investor, pursuant to which we granted a security interest in all of our assets, except for the accounts receivable and certain contract rights of Xeni Financial, to Vicis. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.23%; volatility of 116% and an expected term of 7 years.

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
JUNE 30, 2009

NOTE 7 — TEMPORARY EQUITY (continued)

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

As of June 30, 2009 and December 31, 2008, there were 1,000 shares of Series B Preferred Stock issued and outstanding.

The mandatorily redeemable convertible Series B preferred stock has been recorded as follows:

	June 30, 2009	December 31, 2008
Mandatorily redeemable convertible Series B preferred stock	$10,000,000	$10,000,000
Less: unamortized discount on preferred stock	(3,568,749)	(5,947,917)
Mandatorily redeemable convertible Series B preferred stock, net	$6,431,251	$4,052,083

For the six months ended June 30, 2009 and June 30, 2008, amortization of the debt discount amounted to $570,246 and $39,893, respectively.  For the three months ended June 30, 2009 and June 30, 2008 amortization of the debt discount amounted to $291,150 and ($378,867) respectively.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2009, there are 17,990,208 shares issued and outstanding.

On May 14, 2009, the Company issued 3,600,000 shares, at a price of $0.05 per share, of unregistered common stock to three employees, three directors and one consultant in connection with Restricted Stock Agreement awards under the MDwerks, Inc. (the “Company”) 2005 Incentive Compensation Plan.  All shares were issued pursuant to the terms and conditions of the Company Restricted Stock Agreement and all shares of the restricted stock vested immediately.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 1,000 shares are designated Series A Convertible Preferred stock and 1,500 shares are designated Series B Convertible Preferred stock.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as set forth in the Certificate of Designations Designating Series A Convertible Preferred stock. Between February 1, 2006 and September 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and June 30, 2009, 27.3 shares of Series A Convertible Preferred Stock were converted into 546,667 shares of common stock leaving one (1) Series A Convertible Preferred Stock outstanding as of June 30, 2009.

The Company is authorized to issue 1,500 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as set forth in the Certificate of Designations Designating Series B Convertible Preferred stock.  On September 28, 2007, 200 shares of Series B convertible preferred stock were issued with the September Securities Purchase Agreement.  On January 18, 2008, 50 shares of Series B convertible preferred stock were issued with the January Securities Purchase Agreement.  On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued with the March Securities Purchase Agreement.  As of June 30, 2009 and December 31, 2008, there are 1,000 issued and outstanding shares of Series B convertible preferred stock  (See Note 7).

Common stock options

A summary of the status of the Company's outstanding stock options as of June 30, 2009 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,405,080	$1.82	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(611,246)	2.44	—
Outstanding at June 30, 2009	4,793,834	$1.74	$—
Options exercisable at end of period	4,707,167	$1.76	$—
Weighted-average fair value of options granted during the period	—

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)
Common stock options (continued)

The following information applies to options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.38	483,000	8.50	$0.38	483,000	$0.38
$0.60	113,334	8.75	$0.60	76,667	$0.60
$0.67	75,000	8.25	$0.67	25,000	$0.67
$0.75	1,925,000	8.75	$0.75	1,925,000	$0.75
$1.39	95,000	7.50	$1.39	95,000	$1.39
$2.25	900,000	7.25	$2.25	900,000	$2.25
$3.25	95,000	6.50	$3.25	95,000	$3.25
$3.40	555,000	6.50	$3.40	555,000	$3.40
$4.00 - 4.25	552,500	7.00	$4.03	552,500	$4.03
	4,793,834		$1.74	4,707,167	$1.76

In connection with previously granted stock options and the issuance of common stock to certain employees, consultants and directors in May 2009, the Company recognized stock-based compensation expense of $323,203 for the six months ended June 30, 2009 and $1,916,722 for the six months ended June 30, 2008.  The Company recognized stock-based compensation expense of $245,726 for the three months ended June 30, 2009 and $1,535,217 for the three months ended June 30, 2008.

As of June 30, 2009, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $17,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of June 30, 2009 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	57,925,946	$0.80
Granted	3,043,142	0.35
Exercised	—	—
Forfeited	(566,667)	2.50
Outstanding at June 30, 2009	60,402,421	$0.75
Common stock issuable upon exercise of warrants	60,402,421	$0.75

 MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)
Common stock warrants (continued)

Common Stock issuable upon exercise of warrants outstanding				Common Stock issuable upon Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.35	3,043,142	9.75	$0.35	3,043,142	$0.35
$0.75	56,750,001	8.50	$0.75	56,750,001	$0.75
$1.25	199,000	1.00	$1.25	199,000	$1.25
$1.50	56,667	2.00	$1.50	56,667	$1.50
$2.25	111,111	0.25	$2.25	111,111	$2.25
$3.00	12,500	0.25	$3.00	12,500	$3.00
$3.76	225,000	0.25	$3.76	225,000	$3.76
$4.00	5,000	0.25	$4.00	5,000	$4.00
	60,402,421		$0.75	60,402,421	$0.75

During the quarter ended June 30, 2009, and as partial consideration for the loan provided by Vicis on April 20, 2009, the Company adjusted the Series J Warrant held by Vicis to reflect a decrease in the exercise price to $0.35 per share and a reduction in the number of shares underlying the Series J Warrant to 493,142 (the “Series J Warrant”) and issued a ten-year Series K Warrant to purchase 2,550,000 shares of common stock at a price of $0.35 per share (the “Series K Warrant”).

NOTE 9 - RESTATEMENT

The Company has effected a restatement of its financial results for the period ended June 30, 2008 (the “Restatement”).  After reviewing certain accounting principles the Company had applied in previously issued financial statements, management determined that the Company’s accounting for Mandatorily Redeemable Convertible Series B Preferred Stock should have been recorded as Temporary Equity and not Debt and that previously issued Mandatorily Redeemable Convertible Series B Preferred Stock should not have been recorded as an extinguishment of debt when new Mandatorily Redeemable Convertible Series B Preferred Stock was issued on March 31, 2008. Consequently, management is restating its quarterly financial statements for the three and six months ending June 30, 2008. For the three months ended June 30, 2008, these changes decreased net loss by $1,550,000 due to a decrease in interest expense. For the six months ended June 30, 2008, these changes decreased net loss by $2,444,204 due to a decrease in interest expense of $1,784,082 and due to the elimination of the loss on extinguishment of debt of $660,122.  These changes also decreased accrued expenses $348,222, increased dividends payable $1,796,830, increased temporary equity $422,915 and decreased stockholder’s equity $1,871,525.  These changes in presentation of the Company’s Mandatorily Redeemable Convertible Series B Preferred Stock did not impact the cash balance at the end of the period.

 MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10 — COMMITMENTS

Lease agreements

On February 1, 2008, the Company was assigned a master lease on its facility and a 5-year lease option was exercised which extends the master lease until July 2013.  Rent expense for the six months ended June 30, 2009 and June 30, 2008 was $37,444 and $50,780, respectively.

Future minimum operating lease commitments as of June 30, 2009 are as follows:

Year Ending December 31	Amount
2009	24,437
2010	50,291
2011	52,805
2012	55,446
2013	33,267
$216,246

NOTE 11 – SUBSEQUENT EVENTS

On August 11, 2009, the Company received Shad Stastney’s resignation, effective August 6, 2009, as Director of MDwerks, Inc., a position he has held since April 24, 2008.  There were no disagreements with the registrant on any matter relating to the registrant’s operations, policies, or practices.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During 2008, we shifted our focus from the electronic medical claims processing, funding and collection solutions and began focusing our efforts on purchasing leases and directly sellling digital medical equipment and services that provide a lower cost solution to physicians for converting medical records to a digital format as well as being able to create EMR with original intake forms.  The Company will also begin selling the digital medical equipment leases directly to the healthcare facilities as part of our licensing arrangement with the outside vendor that we are currently purchasing the leases from.  To date we have not sold any digital medical equipment; however since December 2008, we have financed six leases of such equipment and expect to derive approximately $410,000 in revenue from such financing activities over 36 to 48 month periods.  The digital pen and associated services can improve billing time and accuracy and allows for substantial savings on paper and record storage versus traditional EMR.

We also can provide term loans and purchase medical equipment to improve our client’s cash flows and to finance certain leases.

Through March 31, 2009, all of our revenue was derived from our prior line of business, the electronic medical claims processing, funding and collection solution business.  This part of our business was not deemed viable any longer and was closed down on February 27, 2009.

 Our present operations will continue to be subject to risks inherent in the establishing and acquiring of new businesses, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenue will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation.

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

Revenue derived from fees related to billing and collection services were generally recognized when the customer’s accounts receivable were collected.  Revenue from implementation fees were generally recognized over the term of the customer’s agreement. Revenue derived from maintenance, administrative and support fees were generally recognized at the time the services were provided to the customer.

The Company, through its subsidiaries, now provides purchasing medical equipment and software leases from an unaffiliated healthcare customer. The customer assigns the rights to these leases and the Company is repaid directly from the monthly lease payments from the lessees.  The Company can receive interest, an administrative fee and other charges. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is currently no right of cancellation or refund provisions in these arrangements and the Company currently has no further obligations once the services are rendered.  The underlying equipment contains a warranty from the manufacturer.

Results of Operations

 For the Six Months Ended June 30, 2009 Versus the Six Months Ended June 30, 2008

Revenue

For the six months ended June 30, 2009, we recorded total revenue of $272,983.  Of this total, we recorded service fee revenue of $82,924, accounting for 30.4% of total revenue, and financing income of $190,059, accounting for 69.6% of total revenue.  For the six months ended June 30, 2008, we recorded total revenue of $465,710. Of this total, we recorded service fee revenue of $310,450, accounting for 66.7% of total revenue, financing income of $131,563, accounting for 28.2% of total revenue, and claims purchase revenue of $23,697, accounting for 5.1% of total revenue.   The decrease in revenue from 2008 resulted primarily from the closing down of our advance funding and claims processing, billing and collecting business.

Operating Expenses

For the six months ended June 30, 2009, total operating expenses were $2,231,435 as compared to $4,567,690 for the six months ended June 30, 2008, a net decrease of $2,336,255 or 51.1%. Included in this net decrease for the six months ended June 30, 2009 is the following:

1.
We recorded compensation expense of $964,349 as compared to $3,310,994 for the six months ended June 30, 2008. This $2,346,645 or 70.9% decrease was primarily attributable to amortization of stock options of $241,954 and executive bonuses of $92,500 paid during the six months ended June 30, 2009 versus amortization of stock options of $1,916,722 and executive bonuses of $394,381 during the six months ended June 30, 2008 and to lower salaries due to fewer employees needed for the digital pen business; and

2.
Consulting expense amounted to $379,488 as compared to $138,719 for the six months ended June 30, 2008, an increase of $240,769, or 173.6%. This increase resulted from the addition of outside business development consultants; and

3.
Professional fees amounted to $351,596 as compared to $329,951 for the six months ended June 30, 2008, an increase of $21,645, or 6.6%. This increase was attributable to amortization of deferred offering costs and legal fees related to SEC filings and general corporate matters; and

4.
Selling, general and administrative expenses were $536,002 as compared to $788,026 for the six months ended June 30, 2008, a decrease of $252,024, or 32.0%. This decrease resulted from lower bad debt expense and lower salaries, employee benefits and payroll taxes for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

For the six months ended June 30, 2009 and 2008, selling, general and administrative expenses consisted of the following:

	June 30, 2009	June 30, 2008
Employee benefits and payroll taxes	$169,707	$232,770
Information technology	66,331	81,662
Occupancy and office expenses	79,788	113,575
Other selling, general and administrative	220,176	360,019
	$536,002	$788,026

Other Income (Expenses)

For the six months ended June 30, 2009, interest income was $37,373 as compared to $658,030 for the six months ended June 30, 2008, a decrease of $620,657. This decrease was principally due to the restructuring of notes receivable during the six months ended June 30, 2008.

For the six months ended June 30, 2009, interest expense was $909,939 as compared to $880,877 for the six months ended June 30, 2008, an increase of $29,062. This increase was primarily due to higher non-cash interest amortization of debt discount in connection with our notes payable.

Net Loss

We reported a net loss of $2,831,018 for the six months ended June 30, 2009 as compared to a net loss of $4,324,338 for the six months ended June 30, 2008.

Deemed Preferred Stock Dividend

During the six months ended June 30, 2009 and 2008, we recorded $2,979,168 and $1,796,830, respectively for a deemed preferred stock dividend arising from a beneficial conversion feature for warrants attached to Series B Convertible Preferred Stock issued and from dividends accrued on the Series B Convertible Preferred Stock.  Dividends are payable in cash or additional shares of Series B Preferred Stock and are not payable until there are profits, surplus or other funds available for the payment of such dividends.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $5,810,186, or $0.38 per common share for the six months ended June 30, 2009 as compared to net loss attributable to common shareholders of $6,121,168, or $0.47 per common share for the six months ended June 30, 2008.

For the Three Months Ended June 30, 2009 Versus the Three Months Ended June 30, 2008

Revenue

For the three months ended June 30, 2009, we recorded total revenue of $111,340. Of this total, we recorded service fee revenue of $3,980, accounting for 3.6% of total revenue, and financing income of $107,360, accounting for 96.4% of total revenue.  For the three months ended June 30, 2008, we recorded total revenue of $262,249. Of this total, we recorded service fee revenue of $148,208, accounting for 56.5% of total revenue, financing income of $90,344, accounting for 34.4% of total revenue, and claims purchase revenue of $23,697, accounting for 9.1% of total revenue.   The decrease in revenue from 2008 resulted primarily from the closing down of our advance funding and claims processing, billing and collecting business.

Operating Expenses

For the three months ended June 30, 2009, total operating expenses were $1,139,008 as compared to $3,144,529 for the three months ended June 30, 2008, a net decrease of $2,005,521 or 63.8%. Included in this net decrease for the three months ended June 30, 2009 is the following:

1.
We recorded compensation expense of $421,565 as compared to $2,408,892 for the three months ended June 30, 2008. This $1,987,327 or 82.5% decrease was primarily attributable to amortization of stock options of $164,483 and executive bonuses of $78,750 paid during the three months ended June 30, 2009 versus amortization of stock option of $1,535,217 and executive bonuses of $339,381 during the three months ended June 30, 2008 and lower salaries due to fewer employees needed for the digital pen business; and

2.
Consulting expense amounted to $284,463 as compared to $73,238 for the three months ended June 30, 2008, an increase of $211,225 or 288.4%. This increase resulted from the addition of outside business development consultants; and

3.
Professional fees amounted to $220,639 as compared to $165,263 for the three months ended June 30, 2008, an increase of $55,376, or 33.5%. This expense was attributable to an increase in amortization of deferred offering costs and legal fees related to SEC filings and general corporate matters; and

4.
Selling, general and administrative expenses were $212,341 as compared to $497,136 for the three months ended June 30, 2008, a decrease of $284,795, or 57.3%. This decrease resulted from lower bad debt expense, lower information technology expenses, and lower salaries, employee benefits and payroll taxes for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

For the three months ended June 30, 2009 and 2008, selling, general and administrative expenses consisted of the following:

	June 30, 2009	June 30, 2008
Employee benefits and payroll taxes	53,414	121,145
Information technology	9,953	75,402
Occupancy and office expenses	38,513	66,866
Other selling, general and administrative	110,461	233,723
	$212,341	$497,136

Other Income (Expenses)

For the three months ended June 30, 2009, interest income was $13,110 as compared to $656,106 for the three months ended June 30, 2008, a decrease of $642,996. This decrease was principally due to restructuring of notes receivable during the three months ended June 30, 2008.

For the three months ended June 30, 2009, interest expense was $534,863 as compared to $348,320 for the three months ended June 30, 2008, an increase of $186,543. This increase was primarily due to lower non-cash interest amortization of debt discount in connection with our notes payable.

Net Loss

We reported a net loss of $1,549,421 for the three months ended June 30, 2009 as compared to a net loss of $2,574,154 for the three months ended June 30, 2008.

Deemed Preferred Stock Dividend

During the three months ended June 30, 2009 and 2008, we recorded $1,489,584, respectively for a deemed preferred stock dividend arising from a beneficial conversion feature for warrants attached to Series B Convertible Preferred Stock issued and from dividends accrued on the Series B Convertible Preferred Stock.  Dividends are payable in cash or additional shares of Series B Preferred Stock and are not payable until there are profits, surplus or other funds available for the payment of such dividends.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $3,039,005, or $0.19 per common share for the three months ended June 30, 2009 as compared to net loss attributable to common shareholders of $4,063,738, or $0.31 per common share for the three months ended June 30, 2008.

Liquidity and Capital Resources

Historically we used the proceeds from the sales of preferred stock through June 30, 2009 and proceeds from notes and loans payable for working capital purposes and to fund our gross notes, accounts and leases receivable of $2,603,560 owed to us at June 30, 2009. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

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

The Loan Agreement amount of of $3,851,375 (the “Vicis Note”) comprised of the current loan of $3,200,000, and prior advances including the $300,000 loaned to us by DOF on November 14, 2008, accrued interest, and professional and other fees of $351,375 relative to prior loans and commitments. The Vicis Note bears interest at the rate of 13% per annum and is payable monthly, in arrears on the first day of each month, commencing on October 15, 2009. Principal payments in the monthly amount of $40,000 commence on October 15, 2009 and, subject to events of default specified in the Loan Agreement, the entire amount of principal and accrued but unpaid interest due under the note becomes due and payable on October 15, 2011.

We believe we have sufficient funds and prospective business activity to conduct our business and operations as they are currently undertaken for remainder of 2009.   We currently have no material commitments for capital expenditures.

Cash flows

At June 30, 2009, we had cash of $1,629,842.  On April 21, 2009, we received cash of approximately $3,100,000, in connection with a loan from Vicis.  The cash proceeds are being used for our corporate operations.

Net cash used in operating activities was $2,230,439 for the six months ended June 30, 2009 as compared to $2,481,385 for the six months ended June 30, 2008, an decrease of $250,946. This decrease is primarily attributable to a decrease in the net loss and the following:

1.	Gottbetter and Vicis debt offering costs of $207,011 and debt discount costs of $570,246, as compared to debt related costs during the six months ended June 30, 2008 of $169,154;

2.	Stock-based compensation of $323,203 versus stock-based compensation expense of $1,916,722 for the six months ended June 30, 2008;

3.
A net increase in notes receivable, accounts receivable, leases receivable, and prepaid expenses aggregating $796,947 principally related to the increases in notes receivables, as compared to a net increase of  $156,034 for the six months ended June 30, 2008;

4.
A net increase in accounts payable, accrued expenses, and deferred revenue related to an increase in operating activities aggregating $282,010, as compared to a decrease of $228,966 for the six months ended June 30, 2008.

Net cash used in investing activities was $500,000, as compared to $3,010,276 for the six months ended June 30, 2008.  For the six months ended June 30, 2008, $500,000 was invested in certificates of deposit compared to $3,000,000 for the six months ended June 30, 2008.

Net cash provided by financing activities was $3,136,474 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $6,424,126 for the six months ended June 30, 2009.  During the six months ended  June 30, 2009, proceeds  of $3,851,375 was received from a new Note, offset by note repayments of a previous $300,000 note loaned to us by DOF and note placement and other note related costs totaling $414,901.  During the six months ended June 30, 2008 proceeds of $8,000,000 was received from the sale of Series B Preferred Stock, offset by repayments of notes and loans payable totaling $1,379,004 and note placement and other note related costs totaling $196,870.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements as of June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)   Changes in Internal Control over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

The Company has initiated litigation with Watertower Surgicenter, LLC filed in the US District Court, Southern District of Florida and Mobile Diagnostic Imaging, Inc. in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida to recuperate amounts loaned and not repaid.  The impact of the final resolution of this matter on our results of operations in a particular reporting period is not known.  However, we believe that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2009 we issued a Senior Secured Promissory Note in the original principal amount of $3,851,375 and a ten year Series K warrant to purchase 2,550,000 shares of our common stock at a price of $.35 per share to Vicis Capital Master Fund.  None of the Note, the Warrant, or the shares of our common stock underlying the Warrant were registered under the Securities Act, or the securities laws of any state and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. The offering was not a public offering as defined in Section 4 (2) of the Securities Act of 1933 because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We made this determination based on the representations of Vicis, which included, in pertinent part, that Vicis is an “accredited investor” under the Securities Act of 1933, and that Vicis had the necessary investment intent since it  represented that it was acquiring the securities for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution, that Vicis understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom and Vicis agreed to and received securities bearing a legend stating that such securities are restricted.   This offering was done with no general solicitation or advertising by us.  Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submissions of Matters to a Vote of Security Holders

On June 1, 2009, MDwerks, Inc. (the “Company”) held the Annual Meeting of the Stockholders of the Company (the “Annual Meeting”) for all stockholders of record as of May 1, 2009. At the Annual Meeting, stockholders representing 20,038,425 shares or 72.28% of 14,390,208 shares of Common Stock and 1,000 shares of Series B Convertible Preferred Stock entitled to vote as 13,333,334 shares of Common stock, constituted a quorum and a majority of all outstanding shares voted their shares approving the following:

The stockholders present at the Annual Meeting voted 15,045,302 shares for, 4,642,259 shares against, and 350,864 shares abstained approving an amendment to increase the number of shares in the Company’s 2005 Incentive Compensation Plan.

The stockholders present at the Annual Meeting voted 20,038,425 shares for, 0 shares against, and 0 shares abstained and approving the change of the corporation’s name from MDwerks, Inc, to a new name more appropriate for the current business of the Corporation.

The stockholders present at the Annual Meeting voted 20,038,425 shares for, 0 shares against, and 0 shares abstained and approving the  election of the following people to continue to serve on the Board of Directors of the Company and on the committees designated next to their name:

David M. Barnes, Chairman of the Board of Directors
Peter Dunne, Director and Compensation Committee Member
Paul Kushner, Director and Audit Committee Member
Shad Stastney, Director
Chris Phillips, Director
Sheldon Steiner, Director, Audit Committee Chairman and Compensation Committee Chairman

The stockholders present at the Annual Meeting voted 15,396,166 shares for, 0 shares against, and 4,642,259 shares abstained ratifying the appointment of Sherb & Co., LLP as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2009 and for the 2010 quarterly SEC reports.

PART II — OTHER INFORMATION (continued)

Item 5 — Other Information

On August 11, 2009, the Company received Shad Stastney’s resignation, effective August 6, 2009, as Director of MDwerks, Inc., a position he has held since April 24, 2008.  There were no disagreements with the registrant on any matter relating to the registrant’s operations, policies, or practices.

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

MDWERKS, INC.

August 14, 2009	/s/ David M. Barnes
David M. Barnes
Chief Executive Officer

August 14, 2009	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer