Form 10-Q
period 2009-09-30
MDwerks, Inc.
filed 2009-11-23
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,990,208 shares at November 23, 2009

MDWERKS, INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
Consolidated Balance Sheets At September 30, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2009 and 2008	4
Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2009 and 2008	5
Notes to Unaudited Consolidated Financial Statements	6-19
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	20-25
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 - Controls and Procedures	26
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	27
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 - Defaults Upon Senior Securities	27
Item 4 - Submission of Matters to a Vote of Security Holders	27
Item 5 - Other Information	27
Item 6 - Exhibits	27

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (1)
ASSETS
Current assets:
Cash	$1,420,171	$1,223,807
Notes receivable	1,418,717	1,277,722
Accounts receivable, net of allowances of $200,000 at September 30, 2009 and December 31, 2008	459,761	188,048
Leases receivable	139,250	85,000
Prepaid expenses and other	35,396	132,160
Total current assets	3,473,295	2,906,737
Long-term assets:
Notes receivable	390,000	—
Leases receivable	110,516	—
Available-for-sale securities, at fair market value	170,430	61,750
Property and equipment, net of accumulated depreciation of $185,728 at September 30, 2009 and $179,211 at December 31, 2008	25,636	48,120
Debt issuance and offering costs, net of accumulated amortization of $842,747 at September 30, 2009 and $505,478 at December 31, 2008	708,669	631,037
Other non current assets	42,727	—
Total assets	$4,921,273	$3,647,644
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Notes payable, net	$498,512	$1,290,870
Accounts payable	79,339	161,516
Accrued interest	600,326	119,962
Accrued expenses	449,797	482,663
Dividends payable	1,738,132	948,222
Total current liabilities	3,366,106	3,003,233
Long-term liabilities:
Notes payable, net	4,946,860	—
Total long-term liabilities	4,946,860	—
Total liabilities	8,312,966	3,003,233
Temporary equity:
Mandatorily Redeemable Convertible Series B Preferred Stock, $.001 par value, 1,500 shares authorized;1,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, net	7,620,835	4,052,083
Total temporary equity	7,620,835	4,052,083
Stockholders’ deficiency:
Preferred stock, Series A preferred stock, $.001 par value, 10,000,000 shares authorized; 1 share issued and outstanding at September, 30, 2009 and 2 shares issued and outstanding at December 31, 2008	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 17,990,208 shares issued and outstanding at September 30, 2009 and 14,370,208 shares issued and outstanding at December 31, 2008	17,990	14,370
Additional paid-in capital	47,711,048	47,240,654
Accumulated deficit	(57,857,196)	(49,669,646)
Accumulated other comprehensive loss	(884,370)	(993,050)
Total stockholders' deficiency	(11,012,528)	(3,407,672)
Total liabilities, temporary equity and stockholders' deficiency	$4,921,273	$3,647,644

 (1) Derived from audited financial statements

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009 (Unaudited)	2008 (As Restated) (Unaudited)	2009 (Unaudited)	2008 (As Restated) (Unaudited)
Revenue:
Service fees	$7,840	$109,762	$90,764	$420,212
Financing income	85,460	63,901	275,519	195,464
Claims purchase revenue	—	62,987	—	86,684
Total revenue	93,300	236,650	366,283	702,360
Operating expenses:
Compensation	211,807	833,555	1,176,156	4,144,549
Consulting expenses	153,596	29,630	533,084	168,349
Professional fees	232,185	162,950	583,781	492,901
Selling, general and administrative	153,998	343,788	690,000	1,131,814
Total operating expenses	751,586	1,369,923	2,983,021	5,937,613
Loss from operations	(658,286)	(1,133,273)	(2,616,738)	(5,235,253)
Other income (expense):
Interest and other income	13,050	425,901	50,423	1,084,420
Interest expense	(392,634)	(348,138)	(1,302,573)	(1,229,015)
Total other income (expense)	(379,584)	77,763	(1,252,150)	(144,595)
Net loss	(1,037,870)	(1,055,510)	(3,868,888)	(5,379,848)
Deemed preferred stock dividend	(1,339,494)	(1,489,584)	(4,318,662)	(3,286,414)
Net loss attributable to common shareholders	$(2,377,364)	$(2,545,094)	$(8,187,550)	$(8,666,262)
NET LOSS PER COMMON SHARE - basic and diluted	$(0.13)	$(0.20)	$(0.50)	$(0.67)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	17,990,208	12,940,065	16,234,457	12,940,065

(1) Diluted loss per common share is not presented since the impact of stock options and warrants would be antidilutive.

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2009	2008
		(As Restated)
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,868,888)	$(5,379,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,484	30,770
Amortization of debt discount	747,784	930,627
Amortization of deferred offering and debt issuance costs	337,269	184,824
Amortization of deferred compensation	—	22,168
Bad debts	—	100,000
Stock-based compensation	329,357	2,197,482
Changes in assets and liabilities:
Notes receivable	(530,995)	(869,698)
Accounts receivable	(271,713)	(774,902)
Leases receivable	(164,766)	—
Prepaid expenses and other	54,037	12,257
Accounts payable	(82,177)	(43,033)
Accrued interest and accrued expenses	487,498	(47,498)
Deferred revenue	—	(8,472)
Total adjustments	928,778	1,734,525
Net cash used in operating activities	(2,940,110)	(3,645,323)
Cash flows from investing activities:
Purchase of property and equipment	—	(18,434)
Investment in certificates of deposits	—	(2,000,000)
Net cash used in investing activities	—	(2,018,434)
Cash flows from financing activities:
Proceeds from additional notes payable	3,851,375	—
Repayment of notes payable	(300,000)	(1,686,112)
Repayment of loan payable	—	(109,559)
Proceeds from sale of Mandatorily Redeemable Series B preferred stock	—	8,000,000
Placement fees and other expenses paid	(414,901)	(196,870)
Net cash provided by financing activities	3,136,474	6,007,459
Net increase in cash	196,364	343,702
Cash - beginning of year	1,223,807	320,903
Cash - end of period	$1,420,171	$664,605
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$34,425	$300,285

The accompanying notes should be read in conjunction with the unaudited consolidated financial statements

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The Company has four subsidiaries. Xeni Medical Systems, Inc. ("Xeni Systems") was incorporated under the laws of the State of Delaware on July 21, 2004.  Through February 28, 2009, Xeni Systems provided a Web-based package of electronic claims solutions to the healthcare provider industry through Internet access to its ‘‘MDwerks’’ suite of proprietary products and services so that healthcare providers could improve daily insurance claims transaction processing, administration and management.  Xeni Medical Billing, Corp. ("Xeni Billing") was incorporated under the laws of the State of Delaware on March 2, 2005. Xeni Systems and Xeni Billing have both discontinued their operations since these businesses were no longer generating enough revenue to sustain the Company. Xeni Financial Services, Corp. ("Xeni Financial") was incorporated under the laws of the State of Florida on February 3, 2005 and offers lending solutions for digital pen leases as well as factoring and other financing.  Digital Pen Applications, Inc. (“DPA”) was incorporated under the laws of the State of Florida on May 30, 2007, originally formed as Patient Payment Solutions, Inc. and was renamed on March 2, 2009 to Xeni Patient Access Solutions, Inc. and subsequently renamed to DPA on June 1, 2009. DPA sells D-PAS digital pen technology directly to healthcare providers such as nursing homes and hospitals and other health care facilities as well as other industries such as warehousing, shipping and transportation.

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

On April 20, 2009, we, along with our subsidiary Xeni Financial Services, Corp. (“XFS”), entered into a Loan and Securities Purchase Agreement (the “Loan Agreement”) with Vicis Capital Master Fund (“Vicis”), dated April 15, 2009 pursuant to which Vicis loaned the Company $3,851,375 (the “Vicis Note”) comprised of new funding of $3,200,000, a prior advance of $300,000, and accrued interest, and professional and other fees of $351,375 relative to prior loans and commitments.

As reflected in the accompanying unaudited consolidated financial statements, the Company has a stockholders’ deficiency of $11,012,528 and working capital of $107,189 at September 30, 2009.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto and other pertinent information contained in the Form 10-K of the Company for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the ‘‘Commission’’). The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of what the results will be for the full fiscal year ending December 31, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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
SEPTEMBER 30, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial assets and liabilities measured at fair value on a recurring basis

The following table provides information at September 30, 2009 about the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total

Assets at fair value:
Notes receivable	—	—	1,808,717	1,808,717
Leases receivable	—	—	249,766	249,766
Available-for-sale securities	170,430	—	—	170,430
Total assets at fair value	$170,430	$—	$2,058,483	$2,228,913

Liabilities at fair value:
Notes payable	$—	$—	$5,445,372	$5,445,372
Total liabilities at fair value	$—	$—	$5,445,372	$5,445,372

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

At various times, the Company has deposits in excess of the Federal Deposit Insurance Corporation limit. At September 30, 2009, the Company was approximately $17,000 in excess of the $250,000 per company limit.  The Company has not experienced any losses on these accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs charged to operations were $0 for the nine months ended September 30, 2009 and 2008.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Income taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2009 and 2008, the Company had outstanding options to purchase an aggregate of 4,793,834 and 5,632,530 shares of common stock, respectively, warrants to purchase an aggregate of 60,402,421 and 57,566,346 shares of common stock, respectively, 20,000 and 40,000 shares of common stock, respectively, issuable upon conversion of Series A preferred stock, 13,333,334 and 13,333,334 shares of common stock, respectively, issuable upon conversion of Series B preferred stock, and 1,474,074 and 1,913,580 shares of common stock, respectively, issuable upon conversion of notes payable which could potentially dilute future earnings per share. Diluted loss per common share has not been presented for the three and nine months ended September 30, 2009 and 2008 since the impact of the stock options and warrants would be antidilutive.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company had three customers that accounted for all of total notes receivable for the nine months ended September 30, 2009.  These customers accounted for 66%, 22%, and 12% of such notes, respectively.  The Company received revenue from four pen leases and other financings.

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

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the year ended December 31, 2008, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends using 2.66% for the calculated risk-free interest rate, 10 years contractual life and 117.43% volatility.  No stock options were granted during the three and nine months ended September 30, 2009.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The contractual life represents the period of time that options granted are outstanding.  Options and their terms including required service period, contractual terms or vesting conditions are granted based upon recommendations of management and Board approval and vest based upon time and continuous service with the Company.  At November 23, 2009, there are 15,000,000 common shares authorized for stock option and common stock grants to employees, directors and others and there are approximately 6,600,000 common shares available for future issuances.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, FASB Accounting Standards Codification (“ASC 105”).  The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.  The Codification does not change GAAP.  Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research.

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
SEPTEMBER 30, 2009

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

Reclassifications

For comparability, certain September 30, 2008 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used at September 30, 2009.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 — ACCOUNTS, NOTES AND LEASES RECEIVABLE

Accounts receivable are recorded when revenue has been recognized but not yet collected. The Company had net $459,761 of accounts receivable at September 30, 2009 and $188,048 at December 31, 2008.

At September 30, 2009, the Company had advanced funding to three customers under lines of credit and note agreements aggregating $1,808,717. Advances under the lines of credit are due to be repaid under the specific payment terms of the agreements.  The Company charges the customers interest and other charges as defined in the agreements.   At December 31, 2008, the Company had advanced funding to two healthcare providers under lines of credit and note agreements aggregating $1,277,722.

The Company has four secured notes receivable in the aggregate amount of approximately $1,200,000 from one client that were all due and payable on September 30, 2009 and are now in default.  Interest due through October 31, 2009 of $91,811 was paid in full on November 18, 2009. The client has recently received partial financing from unaffiliated sources and anticipates further financing, some of which will be used to pay down a portion of the notes due to the Company. Such payments will depend upon the amount of financing raised collectively by the client and will comprise 15% of funding up to $500,000, 20% of funding from $500,000 to $1,000,000 and 25% of all amounts above $1,000,000. The due dates will then be extended every 30 days upon such payments and an extension fee will be accrued. Interest must be current at all times. The notes would be paid on this continuing 30 day partial basis from the percentages stated above and management believes that these notes will ultimately be paid in full.

In addition, there are two leases receivable purchased from the above client that are in payment default and as per the terms of the lease agreements, these leases are being repurchased by the client at the discounted fair market value of $175,000, which is 80% of the amount that would have been paid to us over the life of the leases. Such payment is to be made no later than December 21, 2009 or the price will revert to the mandatory $220,000.  Four other leases are current through September 30, 2009 and the October and November payments are to be made before November 30, 2009.

Accounts and notes receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off receivables against the allowance when a balance is determined to be uncollectible.  At September 30, 2009 and December 31, 2008, certain amounts were in excess of 90 days, therefore, the Company maintained a $200,000 allowance for doubtful accounts that was recorded at December 31, 2008 for receivables due from one customer.

NOTE 3 — AVAILABLE-FOR-SALE SECURITIES

On June 16, 2008, the Company restructured one healthcare provider’s notes receivable which were due and payable to the Company on June 15, 2008.  Notes receivable of $175,000 were paid off and the remaining balance was consolidated into a new promissory note totaling $395,835 with a new maturity date of September 30, 2009.  As consideration for the changes to the terms of these notes, among other fees, the Company was given 920,000 shares of the healthcare provider’s common stock when the stock was valued at $0.69 per share, 1,000,000 shares when the stock was valued at $0.31 per share and 550,000 shares when the stock was valued at $0.20 per share as quoted on the OTC Bulletin Board.  These stock receipts were recorded as interest income of $1,054,800 at December 31, 2008.  At September 30, 2009, the stock price was $0.069 per share resulting in an $884,370 decrease in the value of the Available-for-sale securities.  The Company will revalue these securities on a quarterly basis.  These revaluations will correspondingly adjust the Accumulated other comprehensive income/loss reported in the Stockholders’ Deficiency section of the Balance Sheet.  The Company does not plan to sell these securities within the next twelve months and has recorded such securities as a long-term asset.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	September 30, 2009	December 31, 2008
Office furniture and equipment	5-7 Years	$30,174	$30,174
Computer equipment and software	3-5 Years	181,190	197,157
Total		211,364	227,331
Less: accumulated depreciation		(185,728)	(179,211)
Property and equipment, net		$25,636	$48,120

Depreciation expense for the nine months ending September 30, 2009 and 2008 was $22,484 and $30,770, respectively.   The Company lowered the estimated life for computer equipment to three years in December 2008.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

On November 6, 2008, the Company temporarily reduced the conversion price set forth in the Senior Note issued to Gottbetter on October 19, 2006 (the “October Note”) from $2.25 per share to $0.303 per share with respect to a one-time conversion of  $433,334 of Conversion Amount (as defined in the October Note).  After the conversion price was reduced, Gottbetter converted $433,334 of Conversion Amount into 1,430,143 shares of Common Stock of the Company.  The Company recorded a debt conversion expense of $371,265 for the difference between the original conversion price of $2.25 per share and the one-time conversion price of $0.303 per share.  In connection with the reduction in the conversion price of the October Note, both Gottbetter and Vicis waived all anti-dilution adjustments to which they would have been entitled under the terms of the securities that they hold as result of the reduction of the conversion price of the October Note.   The remaining principal balance of these Notes at September 30, 2009 and December 31, 2008 was $3,316,666 which is convertible to purchase shares of our common stock, at the original conversion price of $2.25 per share.

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
SEPTEMBER 30, 2009

NOTE 5 — NOTES PAYABLE (continued)

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

In addition, we also entered into an agreement with Vicis pursuant to which Vicis agreed to defer the principal and interest installment amounts with respect to the loans in the original aggregate principal amount of $5,000,000 ($3,316,666 at September 30, 2009) issued by us in favor of Vicis as assignee of Gottbetter Capital Master Fund Ltd. Vicis agreed to defer the payment of each installment amount commencing with the installment due April 1, 2009 and ending with the installment amount due April 1, 2010.  On April 1, 2010, in addition to the regular installment amount due on April 1, 2010, we are required to pay all deferred amounts in full, in one lump sum.

The promissory notes are as follows:

	September 30, 2009	December 31, 2008
Notes payable	$9,151,375	$5,300,000
Less principal repayments	(1,550,000)	(1,250,000)
Less issuance of common stock in connection with debt conversion	(433,334)	(433,334)
Notes payable outstanding	7,168,041	3,616,666
Less: unamortized discount on notes payable	(1,722,669)	(2,325,796)
Notes payable, net	5,445,372	1,290,870
Less current portion	(498,512)	(1,290,870)
Notes payable, net of discount of $1,722,669 at September 30, 2009 and $2,325,796 at December 31, 2008, less current portion	$4,946,860	$—

For the nine months ended September 30, 2009 and September 30, 2008, amortization of the debt discount amounted to $747,784 and $930,627, respectively.  For the three months ended September 30, 2009 and September 30, 2008 amortization of the debt discount amounted to $177,538 and $890,734) respectively.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 — DIVIDENDS PAYABLE

Each share of Series B Preferred Stock (as further described in Note 7) is entitled to cumulative dividends at the annual rate of 8% of the stated value of the Series B Preferred Stock for the September 28, 2007 and January 18, 2008 financings and 12% of the stated value of the Series B Preferred Stock for the March 31, 2008 financing.  The stated value of each share of Series B Preferred Stock is $10,000.  Dividends are payable in cash or additional shares of Series B Preferred Stock.  Dividends of $1,738,132 and $948,222 have been accrued at September 30, 2009 and December 31, 2008, respectively, but are not payable until there are profits, surplus or other funds available for the payment of such dividends.

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

On January 18, 2008, we received net proceeds of $500,000 from Vicis.  In connection with the financing, we and Vicis entered into a Securities Purchase Agreement, dated January 18, 2008 (the “January Securities Purchase Agreement”), pursuant to which we issued 50 shares of Series B Preferred Stock, a seven year Series F Warrant to purchase 375,000 shares of our common stock at a price of $2.25 per share and a seven year Series G Warrant to purchase 250,000 shares of our common stock at a price of $2.50 per share. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.75%; volatility of 118% and an expected term of 7 years.

On March 31, 2008, we received net proceeds of $6,809,794 from Vicis.  In connection with this $7,500,000 Note Payable to Vicis, we and Vicis entered into a Securities Purchase Agreement, dated March 31, 2008 (the “March Securities Purchase Agreement”), pursuant to which we issued 750 shares of Series B Convertible Preferred Stock, par value $0.001 ( “Series B Preferred Stock”), a ten year Series H Warrant to purchase 53,333,334 shares of our common stock at a price of $0.75 per share (the “Series H Warrant”), and pursuant to which Vicis surrendered for cancellation all Series F Warrants and all Series G Warrants held by Vicis, which warrants were exercisable in the aggregate for 3,125,000 shares of our common stock. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 2.46%; volatility of 117% and an expected term of 7 years.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Since the redeemable preferred stock contains substantive conversion rights that remain with the holder until maturity, this preferred stock is required to be recorded as “temporary equity”.

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

At September 30, 2009 and December 31, 2008, there were 1,000 shares of Series B Preferred Stock issued and outstanding.

The mandatorily redeemable convertible Series B preferred stock has been recorded as follows:

	September 30, 2009	December 31, 2008
Mandatorily redeemable convertible Series B preferred stock	$10,000,000	$10,000,000
Less: unamortized discount on preferred stock	(2,379,165)	(5,947,917)
Mandatorily redeemable convertible Series B preferred stock, net	$7,620,835	$4,052,083

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8 — STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2009, there are 17,990,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 1,000 shares are designated Series A Convertible Preferred stock and 1,500 shares are designated Series B Convertible Preferred stock.

The Company is authorized to issue 1,000 shares of Series A Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as set forth in the Certificate of Designations Designating Series A Convertible Preferred stock. Between February 1, 2006 and September 30, 2006, the Company sold 28.3 Units to accredited investors. Each unit consists of one share of our Series A Convertible Preferred Stock, par value $.001 per share, and a detachable, transferable Series A Warrant to purchase 20,000 shares of our common stock, at a purchase price of $3.00 per share. Between August 11, 2006 and September 30, 2009, 27.3 shares of Series A Convertible Preferred Stock were converted into 546,667 shares of common stock leaving one (1) Series A Convertible Preferred Stock outstanding at September 30, 2009.

The Company is authorized to issue 1,500 shares of Series B Convertible Preferred stock, $0.001 par value with such designations, rights and preferences as set forth in the Certificate of Designations Designating Series B Convertible Preferred stock.  On September 28, 2007, 200 shares of Series B convertible preferred stock were issued with the September Securities Purchase Agreement.  On January 18, 2008, 50 shares of Series B convertible preferred stock were issued with the January Securities Purchase Agreement.  On March 31, 2008, 750 shares of Series B convertible preferred stock shares were issued with the March Securities Purchase Agreement.  At September 30, 2009 and December 31, 2008, there were 1,000 issued and outstanding shares of Series B convertible preferred stock (See Note 7).

Common stock options

A summary of the status of the Company's outstanding stock options at September 30, 2009 and changes during the period ending on that date is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,405,080	$1.82	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(611,246)	2.44	—
Outstanding at September 30, 2009	4,793,834	$1.74	$—
Options exercisable at end of period	4,732,168	$1.75	$—
Weighted-average fair value of options granted during the period	—

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)
Common stock options (continued)

In connection with previously granted stock options and the issuance of common stock to certain employees, consultants and directors in May 2009, the Company recognized stock-based compensation expense of $329,357 for the nine months ended September 30, 2009 and $2,197,482 for the nine months ended September 30, 2008.  The Company recognized stock-based compensation expense of $6,154 for the three months ended September 30, 2009 and $280,760 for the three months ended September 30, 2008.

At September 30, 2009, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is approximately $11,000, which will be recognized through September 2010.

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted as of September 30, 2009 and changes during the period is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	57,925,946	$0.80
Granted	3,043,142	0.35
Exercised	—	—
Forfeited	(677,778)	2.50
Outstanding at September 30, 2009	60,291,310	$0.74
Common stock issuable upon exercise of warrants	60,291,310	$0.74

NOTE 9 - RESTATEMENT

The Company has effected a restatement of its financial results for the period ended September 30, 2008 (the “Restatement”). After reviewing certain accounting principles the Company had applied in previously issued financial statements, management determined that the Company’s accounting for Mandatorily Redeemable Convertible Series B Preferred Stock should have been recorded as Temporary Equity and not Debt and that previously issued Mandatorily Redeemable Convertible Series B Preferred Stock should not have been recorded as an extinguishment of debt when new Mandatorily Redeemable Convertible Series B Preferred Stock was issued on March 31, 2008. Consequently, management has restated its quarterly financial statements for the three and nine months ending September 30, 2008. For the three months ended September 30, 2008, these changes decreased net loss by $1,550,000 due to a decrease in interest expense. For the nine months ended September 30, 2008, these changes decreased net loss by $3,994,204 due to a decrease in interest expense of $3,334,082 and due to the elimination of the loss on extinguishment of debt of $660,122. These changes also decreased current liabilities $2,500,000, increased temporary equity $2,638,192 and decreased stockholder’s deficiency $138,192. These changes in presentation of the Company’s Mandatorily Redeemable Convertible Series B Preferred Stock did not impact the cash balance at the end of the period.

MDWERKS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 — COMMITMENTS

Lease agreements

On February 1, 2008, the Company was assigned a master lease on its facility and a 5-year lease option was exercised which extends the master lease until July 2013.  Rent expense for the nine months ended September 30, 2009 and September 30, 2008 was $57,219 and $74,555, respectively.

Future minimum operating lease commitments at September 30, 2009 are as follows:

Year Ending December 31	Amount
2009	16,216
2010	52,891
2011	52,805
2012	55,446
2013	33,267
$210,625

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During 2008, we shifted our focus from the electronic medical claims processing, funding and collection solutions and began focusing our efforts on purchasing and financing leases as well as directly selling digital medical equipment and services that provide a lower cost solution to physicians for converting medical records to a digital format as well as being able to create EMR with original intake forms.  The Company will also begin selling the digital medical equipment leases directly to the healthcare facilities as part of our licensing arrangement with the outside vendor that we are currently purchasing the leases from.  To date we have not sold any digital medical equipment; however since December 2008, we have financed six leases of such equipment and expect to derive approximately $410,000 in revenue from such financing activities over 36 to 48 month periods.  The digital pen and associated services can improve billing time and accuracy and allows for substantial savings on paper and record storage versus traditional EMR.

We also can provide term loans, factor receivables and finance medical equipment to improve our client’s cash flows.

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

Through February 2009, the Company, through its subsidiaries, provided advance funding for medical claims and term loan services to unaffiliated healthcare providers that were customers of the Company. The customer advances were typically collateralized by Security Agreements granting first position liens on the medical claims submitted by its customers to third party payers (the ‘‘Payers’’). The advances were repaid through the remittance of payments of customer medical claims, by Payers, directly to the Company. The Company could withhold from these advances interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges were recognized as revenue when earned. There was no right of cancellation or refund provisions in these arrangements and the Company had no further obligations once the services were rendered.

The Company, through its subsidiaries, also provided notes and claims purchasing for medical claims to unaffiliated healthcare providers that were customers of the Company. The customer advances were repaid through the remittance of payments of customer medical claims, by Payers.  The Company could charge interest, an administrative fee and other charges as well as any amount for prior advances that remain unpaid after a specified number of days. These interest charges, administrative fees and other charges were recognized as revenue when earned. Under certain circumstances, there were warranties and refund provisions in these arrangements and the agreements are non-cancellable without our consent.

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

The Company, through its subsidiaries, provides purchasing and financing of medical equipment and software leases from an unaffiliated healthcare customer. The customer assigns the rights to these leases and the Company is repaid directly from the monthly lease payments from the lessees.  The Company can receive interest, an administrative fee and other charges. These interest charges, administrative fees and other charges are recognized as revenue when earned. There is currently no right of cancellation or refund provisions in these arrangements and the Company currently has no further obligations once the services are rendered.  The underlying equipment contains a warranty from the manufacturer.

Results of Operations

 For the Nine Months Ended September 30, 2009 Versus the Nine Months Ended September 30, 2008

Revenue

For the nine months ended September 30, 2009, we recorded total revenue of $366,283.  Of this total, we recorded service fee revenue of $90,764, accounting for 24.8% of total revenue, and financing income of $275,519, accounting for 75.2% of total revenue.  For the nine months ended September 30, 2008, we recorded total revenue of $702,360. Of this total, we recorded service fee revenue of $420,212, accounting for 59.8% of total revenue, financing income of $195,464, accounting for 27.8% of total revenue, and claims purchase revenue of $86,684, accounting for 12.4% of total revenue.   The decrease in revenue from 2008 resulted primarily from the closing down of our advance funding and claims processing, billing and collecting business.

Operating Expenses

For the nine months ended September 30, 2009, total operating expenses were $2,983,021 as compared to $5,937,613 for the nine months ended September 30, 2008, a net decrease of $2,954,592 or 49.8%. Included in this net decrease for the nine months ended September 30, 2009 is the following:

1.
We recorded compensation expense of $1,176,156 as compared to $4,144,549 for the nine months ended September 30, 2008. This $2,968,393 or 71.6% decrease was primarily attributable to amortization of stock options of $248,108 and executive bonuses of $106,250 during the nine months ended September 30, 2009 versus amortization of stock options of $2,197,482 and executive bonuses of $453,131 during the nine months ended September 30, 2008 and to lower salaries due to fewer employees needed for the digital pen business; and

2.
Consulting expense amounted to $533,084 as compared to $168,349 for the nine months ended September 30, 2008, an increase of $364,735, or 216.7%. This increase resulted from the addition of outside business development consultants; and

3.
Professional fees amounted to $583,781 as compared to $492,901 for the nine months ended September 30, 2008, an increase of $90,880, or 18.4%. This increase was attributable to amortization of deferred offering costs and legal fees related to SEC filings and general corporate fund raising matters; and

4.
Selling, general and administrative expenses were $690,000 as compared to $1,131,814 for the nine months ended September 30, 2008, a decrease of $441,814, or 39.0%. This decrease resulted from lower bad debt expense and lower employee benefits and payroll taxes due to lower salaries for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

For the nine months ended September 30, 2009 and 2008, selling, general and administrative expenses consisted of the following:

	September 30, 2009	September 30, 2008
Employee benefits and payroll taxes	$214,713	$337,994
Information technology	47,712	169,352
Occupancy and office expenses	110,356	167,534
Other selling, general and administrative	317,219	456,934
Total selling, general, and administrative	$690,000	$1,131,814

Other Income (Expenses)

For the nine months ended September 30, 2009, interest and other income was $50,423 as compared to $1,084,420 for the nine months ended September 30, 2008, a decrease of $1,033,997. This decrease was principally due to the restructuring of notes receivable during the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, interest expense was $1,302,573 as compared to $1,229,015 for the nine months ended September 30, 2008, an increase of $73,558. This increase was primarily due to higher notes payable.

Net Loss Before Deemed Preferred Stock Dividend

We reported a net loss of $3,868,888 for the nine months ended September 30, 2009 as compared to a net loss of $5,379,848 for the nine months ended September 30, 2008.

Deemed Preferred Stock Dividend

During the nine months ended September 30, 2009 and 2008, we recorded $4,318,662 and $3,286,414, respectively for a deemed preferred stock dividend arising from a beneficial conversion feature for warrants attached to Series B Convertible Preferred Stock issued and from dividends accrued on the Series B Convertible Preferred Stock.  Dividends are payable in cash or additional shares of Series B Preferred Stock and are not payable until there are profits, surplus or other funds available for the payment of such dividends.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $8,187,550, or $0.50 per common share for the nine months ended September 30, 2009 as compared to net loss attributable to common shareholders of $8,666,262, or $0.67 per common share for the nine months ended September 30, 2008.

For the Three Months Ended September 30, 2009 Versus the Three Months Ended September 30, 2008

Revenue

For the three months ended September 30, 2009, we recorded total revenue of $93,300. Of this total, we recorded service fee revenue of $7,840, accounting for 8.4% of total revenue, and financing income of $85,460, accounting for 91.6% of total revenue.  For the three months ended September 30, 2008, we recorded total revenue of $236,650. Of this total, we recorded service fee revenue of $109,762, accounting for 46.4% of total revenue, financing income of $63,901, accounting for 27.0% of total revenue, and claims purchase revenue of $62,987, accounting for 26.6% of total revenue.   The decrease in revenue from 2008 resulted primarily from the closing down of our advance funding and claims processing, billing and collecting business.

Operating Expenses

For the three months ended September 30, 2009, total operating expenses were $751,586 as compared to $1,369,923 for the three months ended September 30, 2008, a net decrease of $618,337 or 45.1%. Included in this net decrease for the three months ended September 30, 2009 is the following:

1.
We recorded compensation expense of $211,807 as compared to $833,555 for the three months ended September 30, 2008. This $621,748 or 74.6% decrease was primarily attributable to amortization of stock options of $6,154 and executive bonuses of $13,750  during the three months ended September 30, 2009 versus amortization of stock option of $280,760 and executive bonuses of $58,750 during the three months ended September 30, 2008 and lower salaries due to fewer employees needed for the digital pen business; and

2.
Consulting expense amounted to $153,596 as compared to $29,630 for the three months ended September 30, 2008, an increase of $123,966 or 418.4%. This increase resulted from the addition of outside business development consultants; and

3.
Professional fees amounted to $232,185 as compared to $162,950 for the three months ended September 30, 2008, an increase of $69,235, or 42.5%. This expense was attributable to an increase in amortization of deferred offering costs and legal fees related to SEC filings and general corporate matters; and

4.
Selling, general and administrative expenses were $153,998 as compared to $343,788 for the three months ended September 30, 2008, a decrease of $189,790, or 55.2%. This decrease resulted from lower bad debt expense, lower information technology expenses, and lower employee benefits and payroll taxes due to lower salaries for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

For the three months ended September 30, 2009 and 2008, selling, general and administrative expenses consisted of the following:

	September 30, 2009	September 30, 2008
Employee benefits and payroll taxes	45,006	105,223
Information technology	(18,619)	84,568
Occupancy and office expenses	30,568	53,959
Other selling, general and administrative	97,043	100,038
	$153,998	$343,788

Other Income (Expenses)

For the three months ended September 30, 2009, interest and other income was $13,050 as compared to $425,901 for the three months ended September 30, 2008, a decrease of $412,851. This decrease was principally due to restructuring of notes receivable during the three months ended June 30, 2008.

For the three months ended September 30, 2009, interest expense was $392,634 as compared to $348,138 for the three months ended September 30, 2008, an increase of $44,496. This increase was primarily due to higher notes payable.

Net Loss Before Deemed Preferred Stock Dividend

We reported a net loss of $1,037,870 for the three months ended September 30, 2009 as compared to a net loss of $1,055,510 for the three months ended September 30, 2008.

Deemed Preferred Stock Dividend

During the three months ended September 30, 2009 and 2008, we recorded $1,339,494 and $1,489,584, respectively for a deemed preferred stock dividend arising from a beneficial conversion feature for warrants attached to Series B Convertible Preferred Stock issued and from dividends accrued on the Series B Convertible Preferred Stock.  Dividends are payable in cash or additional shares of Series B Preferred Stock and are not payable until there are profits, surplus or other funds available for the payment of such dividends.

Net Loss Attributable to Common Shareholders

We reported a net loss attributable to common shareholders of $2,377,364, or $0.13 per common share for the three months ended September 30, 2009 as compared to net loss attributable to common shareholders of $2,545,094, or $0.20 per common share for the three months ended September 30, 2008.

Liquidity and Capital Resources

Historically we used the proceeds from the sales of preferred stock through September 30, 2009 and proceeds from notes and loans payable for working capital purposes and to fund our gross notes, accounts and leases receivable of $2,718,244 owed to us at September 30, 2009. We will continue to advance funds under note agreements to providers that subscribe to our financial services lending solutions.

We believe we have sufficient funds and prospective business activity to conduct our business and operations as they are currently undertaken through the first quarter of 2010 during which time the Company will be pursuing additional financing.   We currently have no material commitments for capital expenditures.

Cash flows

At September 30, 2009, we had cash of $1,420,171.  On April 21, 2009, we received cash of approximately $3,100,000, in connection with a loan from Vicis.  The cash proceeds are being used for our corporate operations.

Net cash used in operating activities was $2,940,110 for the nine months ended September 30, 2009 as compared to $3,645,323 for the nine months ended September 30, 2008, a decrease of $705,213. This decrease is primarily attributable to a decrease in the net loss and the following:

1.	Gottbetter and Vicis debt offering costs of $337,269 and debt discount costs of $747,784, as compared to debt related costs during the nine months ended September 30, 2008 of $1,115,451;

2.	Stock-based compensation of $329,357 versus stock-based compensation expense of $2,197,482 for the nine months ended September 30, 2008;

3.
A net increase in notes receivable, accounts receivable, leases receivable, and prepaid expenses aggregating $913,437 principally related to the increases in notes receivables, as compared to a net increase of  $1,632,343 for the nine months ended September 30, 2008;

4.
A net increase in accounts payable and accrued expenses related to an increase in operating activities aggregating $405,321, as compared to a decrease of $99,003 for the nine months ended September 30, 2008.

Net cash used in investing activities was $0, as compared to $2,018,434 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2008, $2,000,000 was invested in certificates of deposit.

Net cash provided by financing activities was $3,136,474 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $6,007,459 for the nine months ended September 30, 2008.  During the nine months ended  September 30, 2009, proceeds  of $3,851,375 was received from a new Note, offset by note repayments of a previous $300,000 note loaned to us by DOF and note placement and other note related costs totaling $414,901.  During the nine months ended September 30, 2008 proceeds of $8,000,000 was received from the sale of Series B Preferred Stock, offset by repayments of notes and loans payable totaling $1,795,671 and note placement and other note related costs totaling $196,870.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements at September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Changes in Internal Control over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

No material developments in our litigation previously reported.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submissions of Matters to a Vote of Security Holders

Item 5 — Other Information

None.

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

MDWERKS, INC.

November 23, 2009	/s/ David M. Barnes
David M. Barnes, Chief Executive Officer
(Principal Executive Officer)

November 23, 2009	/s/ Adam Friedman
Adam Friedman, Chief Financial Officer
(Principal Financial Officer)