Form 10-Q
period 2021-09-30
MDwerks, Inc.
filed 2021-11-15
CIK 1295514

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

MDwerks, Inc.

(Exact name of small business issuer as specified in its charter)

Commission File No. 333-118155

Delaware

(State or other jurisdiction of incorporation or organization)

12 Park Mirage Lane

Rancho Mirage, CA 92270

(Address of Principal Executive Offices)

(403) 988-2005

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	MDWK	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒     Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2021, there were 18,010,208 shares of common stock of the registrant outstanding.

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles and the other risks and uncertainties that are set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results.  Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC's rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

As used in this Quarterly Report on Form 10-Q, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions means MDwerks, Inc.

Item 1. Financial Statements

MDWERKS, INC.

Balance Sheet

	(Unaudited) September 30, 2021	December 31, 2020

ASSETS
Prepaid Expenses	$23	$–
TOTAL ASSETS	$23	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$93	$65,599
Convertible notes payable	210,000	210,000
Notes Payable – Related Parties	18,606	–
TOTAL CURRENT LIABILITIES	228,699	275,599

TOTAL LIABILITIES	228,699	275,599

STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.001, 10,000,000 shares authorized, of which 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	10,000	10,000
Common stock (par value $.001, 200,000,000 shares authorized, of which 18,010,208 and 18,010,208 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	18,010	18,010
Additional Paid in Capital	28,370	28,370
Accumulated deficit	(285,056)	(331,980)
TOTAL STOCKHOLDERS’ DEFICIT	(228,676)	(275,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23	$–

The accompanying notes are an integral part of these unaudited financial statements.

MDWERKS, INC,

Statements of Operations

	(Unaudited) For the Three Months Ended September 30, 2021	(Unaudited) For the Three Months Ended September 30, 2020	(Unaudited) For the Nine Months Ended September 30, 2021	(Unaudited) For the Nine Months Ended September 30, 2020
Operating Expenses
General and administrative expenses	$(10,913)	$–	(18,676)	$–
Total operating expenses	(10,913)	–	(18,676)	–
Net Income (Loss) From Operation	(10,913)	–	(18,676)	–
Other Income (Expenses)
Gain on Forgiveness of Debt	–	–	65,599	–
Total Other Income	–	–	65,599	–
Net Income (Loss)	(10,913)	–	46,924	–
Basic and diluted income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding
Basic and diluted	18,010,208	18,010,208	18,010,208	18,010,208

The accompanying notes are an integral part of the unaudited financial statements

MDWERKS, INC,

Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,980)	$(275,599)
Net Income (loss)	–	–	–	–	–	–	–
Balance, September 30, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,980)	$(275,599)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,980)	$(275,599)
Net Income (loss)	–	–	–	–	–	–	–
Balance, September 30, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,980)	$(275,599)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,980)	$(275,599)
Net Income (loss)	–	–	–	–	–	46,924	46,924
Balance, September 30, 2021 (unaudited)	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(285,056)	$(228,676)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021 (unaudited)	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(274,143)	$(217,763)
Net Income (loss)	–	–	–	–	–	(10,913)	(10,913)
Balance, September 30, 2021 (unaudited)	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(285,056)	$(228,676)

The accompanying notes are an integral part of these unaudited financial statements.

MDWERKS, INC,

Statements of Cash Flows

	(Unaudited) For the Nine Months Ended September 30, 2021	(Unaudited) For the Nine Months Ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,924	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	(65,599)	–
Accounts Payable	93	–
(Decrease) increase in operating liabilities:
Prepaid Expenses	(23)	–
NET CASH (USED IN) OPERATING ACTIVITIES	(18,606)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes from Related Parties	18,606	–
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,606	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS:
Beginning of period	–	–
End of period	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

MDWERKS, Inc.

Notes to Financial Statements

For the Nine Months Ended September 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDWerks (the “Company”), a Delaware corporation, is focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. As of the date of this report, the Company had not yet commenced any operations. All activity through the date of this report relates to preserving cash, making settlements with creditors, attempting to raise capital, and continuing the Company’s public reporting.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with our Company’s historical financial statements and related notes filed with the SEC including our Annual Report on Form 10 for the fiscal year ended December 31, 2020 filed on August 6, 2021. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of six months or less when acquired, to be cash equivalents. The Company had no cash or cash equivalents at December 31, 2020 and September 30, 2021.

Income Taxes – The Company complies with the accounting and reporting requirements of US GAAP in accounting for income taxes. The Company uses the asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2021. However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2021 and 2020.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the nine months ended September 30, 2021 and 2020 there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the nine months ended September 30, 2021.

Use of Estimates and Assumptions - The preparation of financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Fair Value of Financial Instruments - The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, inventories, prepayment and deposits, accounts payable, accrued liabilities, accrued interest payable, accrued compensation, convertible note payable, loans payable, derivative liabilities and billing in excess of costs and estimated earnings.

The carrying values of the Company’s accounts payable, accrued liabilities, accrued interest payable, and convertible note payable, approximate their fair value due to their short-term nature.

Convertible notes payable - The Company accounts for convertible notes payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a Net Income of 46,924 and an accumulated deficit of $285,056 for the nine months ended September 30, 2021. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company adopted ASU No. 2018-13 effective on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

NOTE 3 – ACCOUNTS PAYABLE

On January 5, 2021, the Company settled with its transfer agent and received an accounts payable forgiveness in the amount of $65,599, which represented accrued monthly maintenance expenses, interest and annual administration fees. The Company had a nominal accounts payable balance of $93 as of September 30, 2021.

NOTE 4 – NOTES PAYABLE

On July 18, 2014, the Company sold and issued a convertible promissory note in the principal amount of $210,000 to an investor in exchange for $210,000 in cash (the “Note”). The Note has no maturity date and is due on demand by the holder at any time. The Note converts into shares of the Company’s common stock at a fixed conversion price of $0.0005 per share provided that the Holder shall not convert into any amount exceeding 9.99% of the then issued and outstanding shares of the Company.

NOTE 5 – LOANS FROM RELATED PARTIES

The Company’s majority shareholder, through the ownership of the Company’s Series A Convertible Preferred Stock, has advanced the Company a total of $18,606 in order to pay Company related operating expenses during the nine months ended September 30, 2021. The loan was provided to the Company with no interest, no set maturity date, and is to be repaid to the majority shareholder as such time the Company has the capital resources to repay the loan.

NOTE 6 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2021, there were 18,010,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At September 30, 2021, there were 10,000,000 shares issued and outstanding.

NOTE 7 – CONTINGENCY

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

As at September 30, 2021, the Company was not engaged in continued business. MDwerks, Inc., a Delaware corporation (“MDwerks”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans. If we are unable to raise additional funds, there is substantial doubt as to our ability to continue as a going concern.

As of September 30, 2021, we had $23 of assets compared to $0 of assets as of December 31, 2020. As of September 30, 2021, we had $228,699 of liabilities compared to $275,599 of liabilities as of December 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred an accumulated deficit of $285,056.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. We agree with our auditors that our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Results of Operations

At September 30, 2021, the Company was not engaged in continued business. There is minimal historical operational information about us on which to base an evaluation of our performance. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $0 in revenue for the three-month period ended September 30, 2021. Total expenses in the three-month period ended September 30, 2021 were $10,913 as compared to total expenses for the three month period ended September 30, 2020 of $0 resulting in a net loss for the three month period ended September 30, 2021 of $10,913 as compared to a net loss of $0 for the three month period ended September 30, 2020. The net loss for the three month period ended September 30, 2021 is a result of general and administrative expenses of $10,913, as compared to the net loss for the three month period ended September 30, 2020 of $0.

We had $0 in revenue for the nine-month period ended September 30, 2021. Total expenses in the nine-month period ended September 30, 2021 were $18,676 as compared to total expenses for the nine-month period ended September 30, 2020 of $0 resulting in a net loss for the nine-month period ended September 30, 2021 of $18,676 as compared to a net loss of $0 for the nine-month period ended September 30, 2020. The net loss for the nine-month period ended September 30, 2021 is a result of general and administrative expense of $18,676, as compared to the net loss of $0 for the nine-month period ended September 30, 2020.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDWERKS, Inc.

/s/ Michael Gelmon

Michael Gelmon

Chief Executive Officer, President and Director

(Principal Executive Officer and Principal Financial/Accounting Officer)

November 15, 2021

