Form 10-K
period 2021-12-31
MDwerks, Inc.
filed 2022-04-15
CIK 1295514

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to __________

Commission File No. 333-118155

MDwerks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1095411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Park Mirage Lane, Rancho Mirage, CA 92270

(Address of principal executive offices, Zip Code)

(403) 988-2005

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	MDWK	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒    Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $497,716.

As of April 15, 2022 the Company has 18,010,208 shares of common stock issued and outstanding.

MDWERKS, INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “MDwerks, Inc.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

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

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business, and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

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

On February 12, 2010, MDwerks, Inc. ceased all operations. Michael Gelmon was appointed as the Company’s sole officer and director on August 11, 2020. The Company is a development stage emerging growth company that seeks to become a multi-industry technology-based enterprise primarily through merger and acquisition of business assets.

Capital Stock

We are authorized to issue 200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2021, 18,010,208 shares of Common Stock are issued and outstanding. As of December 31, 2021, 10,000,000 of our Preferred stock is issued and outstanding.

All of our shares of common stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of common stock entitles the holder thereof (a) to one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders; (b) to participate equally and to receive any and all such dividends as may be declared by the board of directors; and (c) to participate pro rata in any distribution of assets available for distribution upon liquidation. Holders of our common stock have no pre-emptive rights to acquire additional shares of common stock or any other securities. Our common stock is not subject to redemption and carries no subscription or conversion rights.

Our certificate of incorporation also provides that the board of directors has the flexibility to set new classes, series, and other terms and conditions of the preferred shares. Preferred shares may be issued from time to time in one or more series in the discretion of the board of directors. The board has the authority to establish the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

Our certificate of incorporation also provides that the board of directors may issue preferred shares may be issued without further stockholder approval and for such purposes as the board deems in the best interest of our company including future stock splits and split-ups, stock dividends, equity financings and issuances for acquisitions and business combinations. In addition, such authorized but unissued common and preferred shares could be used by the board of directors for defensive purposes against a hostile takeover attempt, including (by way of example) the private placement of shares or the granting of options to purchase shares to persons or entities sympathetic to, or contractually bound to support, management. We have no such present arrangement or understanding with any person. Further, the common and preferred shares may be reserved for issuance upon exercise of stock purchase rights designed to deter hostile takeovers, commonly known as a ‘‘poison pill.’’

Common Stock

The holders of common stock are entitled to one vote per share. The Company’s Certificate of Incorporation does not provide for cumulative voting. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the Company. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Preferred Stock. The holders of common stock have no pre-emptive, subscription, redemption or conversion rights. All issued and outstanding shares of common stock are, and the common stock reserved for issuance upon conversion of the Preferred Stock and exercise of the Warrants will be, when issued, fully-paid and non-assessable.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At December 31, 2021 and December 31, 2020, there were 10,000,000 and 10,000,000 shares issued and outstanding, respectively.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2021, other than its President, Mr. Michael Gelmon, the Company has no other employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

We are a recently re-organized development stage company but have not yet commenced operations in our business. We expect to incur operating losses for the foreseeable future.

We were incorporated on July 22, 2003 and ceased all operations on February 12, 2010 and have been involved primarily in re-organization activities. We have not yet commenced business operations. Further, we have not yet fully developed our business plan, or our management team, nor have we targeted or assembled any real or intangible property rights. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this prospectus. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the market acceptance of acquisition of business or assets we have yet to acquire, developing relationship with suppliers, distribution and challenges, and additional costs and expenses that may exceed current estimates. Prior to time that we are ready to market and distribute a prospective product line, we anticipate that the Company will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no operating history upon which to base any assumption as to the likelihood that we will prove to be successful and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our yet to be determined acquisition of business or assets and subsequent business operations will most likely fail.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. Since our inception on July 22, 2003 to December 31, 2021, we had an accumulated deficit of $294,003. There is a risk that we may never bring our yet to be determined acquisition of business or assets and subsequent business operations to the marketplace. In addition, there is no guarantee and that our subsequent operations will be profitable in the future and you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent accountant’s audit report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. There can be no assurance that we will be able to raise any additional funds, or we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

Our current president and chief executive officer has other business interests.

Michael Gelmon, our President and Chief Executive Officer, currently devotes approximately eight hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Gelmon to our company could negatively impact our business development.

We have requirements for and there is an uncertainty of access to additional capital.

We will continue to incur development costs to fund the acquisition of business or assets and plan to operate any subsequent business operations from working capital, equity subscriptions and shareholders’ loans. Ultimately, our ability to continue our business operations depends in part on our ability to obtain financing through, debt financing, equity financing, or commence operations and generate revenues or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have no cash flow from operations and depend on equity financing and shareholder loans for our operations.

We have no current operations that generate any cash flow. Our current operating funds are less than necessary to complete our intended plan of operations real and/or intangible property. We will need additional funds. Our failure to obtain such additional financing could result in delay or indefinite postponement of further of any subsequent operations which would have a material adverse effect on our business.

We lack an operating history.

We were incorporated on July 22, 2003 and we have ceased operations on February 12, 2010. Since February 12, 2010, we have no operating history upon which an evaluation of our future success or failure can be made.

We expect to incur losses in the future.

Until the acquisition of business or assets and subsequent business operations, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our operating results may prove unpredictable.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of any services/products we may develop; fluctuations in the demands of any products; the amount and timing operating costs and capital expenditures relating to expansion of subsequent business, operations, infrastructure and general economic conditions. If realized, any of these factors could have a material effect on our business, financial condition and operating results.

Our stock will be a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

We are not registered on any market or public stock exchange. There is presently no demand for our common stock and to public market exists for the shares being offered in this prospectus. We plan to contact a market maker immediately following the completion of the offering and apply to have our shares of common stock quoted on the OTC Markets Pink (“OTC”). The OTC is a quotation service that displays real-time quotes, last sale prices and volume information in the over-the-counter securities. The OTC is not an issuer listing service, market or exchange. Although the OTC does not have any listing requirements per say, to be eligible for quotation on the OTC, issuers must remain correct in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issue does not meet the filing requirements. Securities already quoted on the OTC that become delinquent in their required filings may be removed following a 30-to-60-day grace period if they do not make their required filings during that time. As of the date of this filing, there have been no discussions or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market four our securities.

The Company’s management could issue additional shares.

The Company has 200,000,000 authorized common shares, of which 18,010,208 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity portion of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price.

We do not have an escrow or trust account for investors’ subscriptions.

Invested funds for this offering will not be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection, or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to bankruptcy laws. As such, you will lose your investment and your funds will be used to pay creditors.

We do not anticipate paying dividends.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any for the operation, growth and expansion of our subsequent business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Risks Related to Investing in Our Company

We lack an operating history.

We were incorporated on July 22, 2003 and we have ceased operations on February 12, 2010. Since February 12, 2010, we have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the Company is a development stage emerging growth company that seeks to becoming a multi-industry technology-based enterprise primarily through merger and acquisition of business assets and through subsequent business operations, our ability to attract customers and to generate revenues through our sales.

We expect to incur losses in the future.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our operating results may prove unpredictable.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our services/products; fluctuations in the demands of products; the amount and timing operating costs and capital expenditures relating to expansion of our subsequent business, operations, infrastructure and general economic conditions. If realized, any of these factors could have a material effect on our business, financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

The Company’s common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol ‘‘MDWK.QB.’’ The trading market for the common stock has been extremely limited and sporadic.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the fiscal years ended December 31, 2020 and 2019 and for the third month thru March 31, 2021, the company’s common stock had a trading history as follows

Fiscal Year 2019	High	Low

March 31, 2019	$.025	$.004
June 30, 2019	$.0063	$.0063
September 30, 2019	$.0050	$.0050
December 31, 2019	$.0025	$.0025

Fiscal Year 2020

March 31, 2020	$.0050	$.0050
June 30, 2020	$.0026	$.0026
September 30, 2020	$.0150	$.0150
December 31, 2020	$.01	$.01

Fiscal Year 2021

March 31, 2021	$.02	$.02
September 30, 2021	$.06	$.06
December 31, 2021	$.03	$.03

Last Reported Price

On April 10, 2022 the last reported bid price of our shares of common stock reported on the Pink Sheets was $0.017 per share.

Transfer Agent

The Transfer Agent for shares of the Company’s securities is EQ by Equiniti, formerly known as Corporate Stock Transfer, located at, 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209. The Company will serve as warrant agent for the warrants unless Company determines to appoint a commercial transfer agent for such securities.

Anti-Takeover Effect of Delaware Law, Certain By-Law Provisions

Certain provisions of our by-laws are intended to strengthen our Board’s position in the event of a hostile takeover attempt. These by-law provisions have the following effects:

•	they provide that only business brought before an annual meeting by our Board or by a stockholder who complies with the procedures set forth in the by-laws may be transacted at an annual meeting of stockholders; and

•	they provide for advance notice or certain stockholder actions, such as the nomination of directors and stockholder proposals.

We are subject to the provisions of Section 203 of the DGCL, an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a ‘‘business combination’’ with an ‘‘interested stockholder’’ for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a ‘‘business combination’’ includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an ‘‘interested stockholder’’ is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of the voting stock.

 ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

For the next 12 to 18 months, all of our operations will be performed by our sole officer and director, Michael Gelmon. During that period intend out-source third party contractors to design our website, we will also intend to have a strong presence on social media, such as Facebook and Instagram.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2021 compared to Year Ended December 31, 2020

We did not earn any revenues for the year ended December 31, 2021 and December 31, 2020.

The Company reported operation expenses of $20,798 consisting primarily of legal, accounting and various other public company related expenses. The Company also reported an interest expense of $6,825 and other income in the form of a gain on forgiveness of debt of $65,599 comprised of a credit provided by the Company’s transfer agent of $55,599 and a payment of $10,000 to settle the payable by the Company’s former management, resulting in net income of $37,976 for the year ended December 31, 2021.

The Company reported operation expenses of $13,728 consisting primarily of legal, accounting and various other public company related expenses. The Company also reported an interest expense of $6,825 resulting in a net loss of $20,553 for the year ended December 31, 2020.

Capital Resources and Liquidity

Since our director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2021, we had $0 of cash compared to $0 of cash as of December 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $294,003. At December 31, 2021, the Company has working capital deficit of $230,798.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Management has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Standards

The Company has implemented all new accounting standards that are in effect and that may impact its financial statements and does not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

As of December 31, 2021 and 2020

and for the Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MDWerks, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MDWerks, Inc. (the Company) as of December 31, 2021, 2020 and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for the years ended December 31, 2021, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical matters.

/s/ TAAD LLP

We have served as the Company’s auditor since 2020.

Diamond Bar, CA

April 15, 2022

MDWERKS, INC.

Balance Sheet

	December 31, 2021	December 31, 2020

ASSETS
TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,139	$65,599
Advances Payable	19,659	–
Convertible notes payable	210,000	210,000
TOTAL CURRENT LIABILITIES	230,798	275,599
TOTAL LIABILITIES	230,798	275,599
STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.001, 10,000,000 shares authorized, of which 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2021 and 2020 respectively)	10,000	10,000
Common stock (par value $0.001, 200,000,000 shares authorized, of which 18,010,208 and 18,010,208 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	18,010	18,010
Additional paid in capital	35,195	28,370
Accumulated deficit	(294,003)	(331,979)
TOTAL STOCKHOLDERS’ DEFICIT	(230,798)	(275,599)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements.

MDWERKS, INC.

Statements of Operations

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Operating Expenses
General and administrative expenses	$20,798	$13,728
Total operating expenses	20,798	13,728
Net (Loss)	(20,798)	(13,728)

Other Income/Expenses
Interest Expense	(6,825)	(6,825)
Gain on Forgiveness of Debt	65,599	–
Total Other Income	58,774	(6,825)

Net Income (Loss)	$37,976	$(20,553)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	18,010,208	18,010,208

The accompanying notes are an integral part of the financial statements

MDWERKS, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	10,000,000	$10,000	18,010,208	$18,010	$21,545	$(311,427)	$(261,872)
Imputed Interest	–	–	–	–	6,825	–	6,825
Net (loss)	–	–	–	–	–	(20,553)	(20,553)

Balance, December 31, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,979)	$(275,599)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,979)	$(275,599)
Imputed Interest	–	–	–	–	6,825	–	6,825
Net (loss) Income	–	–	–	–	–	37,976	37,976

Balance, December 31, 2021	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)

The accompanying notes are an integral part of these financial statements.

MDWERKS, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,976	$(20,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	6,825	6,825
Changes in operating assets and liabilities:
Accounts payable	(64,460)	13,728
NET CASH (USED IN) OPERATING ACTIVITIES	(19,659)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances Payable	19,659	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,659	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS:
Beginning of period	–	–
End of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these financial statements

MDWERKS, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDWerks, Inc. (the “Company”), a Delaware corporation, is focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. As of the date of this report, the Company had not yet commenced any operations. All activity through the date of this report relates to preserving cash, making settlements with creditors, attempting to raise capital, and continuing the Company’s public reporting.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2020 and December 31, 2021.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2020 and December 31, 2021. However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2020 and December 31, 2021.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended December 31, 2020 and December 31, 2021, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended December 31, 2020 and December 31, 2021.

Fair Value of Financial Instruments – The fair value of the Company's assets and liabilities, which qualify as financial instruments under US GAAP, approximate the carrying amounts presented in the consolidated balance sheets.

Use of Estimates and Assumptions – The preparation of financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Fair value of financial instruments – The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The carrying values of the Company’s accounts payable, accrued liabilities, accrued interest payable, accrued compensation, convertible note payable, short-term loans payable, derivative liabilities and billing in excess of costs and estimated earnings approximate their fair value due to their short-term nature.

Convertible notes payable – The Company accounts for convertible notes payable in accordance with the FASB Accounting Standards Codification No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and can’t be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had income of $37,976 and a net loss of $20,553, and an accumulated deficit of $294,003 and $331,979 for the years ended December 31, 2021 and 2020, respectively. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company adopted ASU No. 2018-13 effective on January 1, 2020 and it did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its financial statements.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2021 and December 31, 2020, the Company had a credit of $1,139 towards accounts payable and accrued liabilities of $65,599, respectively. These amounts were primarily due to accrued expenses of $65,599 as owed to the Company’s transfer agent and forgiven by the transfer agent in exchange for a one-time payment of $10,000 paid directly to the transfer agent from a representative of the Company’s former management team and which was also subsequently forgiven.

NOTE 4 – NOTES PAYABLE

On July 18, 2014, the Company sold and issued a convertible promissory note in the principal amount of $210,000 to an investor in exchange for $210,000 in cash (the “Note”). The Note has no maturity date and is due on demand by the holder at any time. The Note converts into shares of the Company’s common stock at a fixed conversion price of $0.0005 per share provided that the Holder shall not convert into any amount exceeding 9.99% of the then issued and outstanding shares of the Company. On July 28, 2020, the Note was subsequently sold and purchased by a non-related 3rd party investor.

The Company received multiple advances totaling $19,659 from a non-related 3rd party during the period ending December 31, 2021 in order to cover legal, accounting and other various public company related operating expenses.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2020 and December 31, 2021, there were 18,010,208 and 18,010,208 shares issued and outstanding, respectively.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At December 31, 2021 and December 31, 2020, there were 10,000,000 and 10,000,000 shares issued and outstanding, respectively.

NOTE 6 – CONTINGENCY

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  As of December 31, 2021, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2021 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Michael Gelmon	57	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors

Business Experience

PROFESSIONAL ASSOCIATIONS

▪	Member of Law Society of Alberta, Canada

Work Experience

2001– Present	CEO various public and privately held companies, specializing in workouts/turnarounds; consulting to investment groups

1989 – Present	Partner, Britannia Law, Calgary, Canada

1999 – 2003	Proteus Currency Fund Development

1997 – 2001	Gelmon Brothers Real Estate Development and Consulting

1993 – 1997	Vice-President of Acquisitions and Development, Domino’s Pizza of Canada Ltd.

1988 –1989	Student at Law, Bennett Jones, Calgary, Canada

Education

1988	Bachelor of Laws (Hons), University of London, England
1985	Bachelor of Arts, University of Calgary, Canada

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

(f) Code of Ethics. We do not currently have a code of ethics.

Director Independence

Our board of directors is currently composed of one member, Michael Gelmon, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Michael Gelmon or other business interests and his involvement with MDwerks, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

MDwerks, Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through December 31, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Gelmon	2021	-	-	-	-	-	0
Present, Chief Executive Officer, Secretary, Treasurer		-	-	-	-	-	0
Michael Gelmon	2020	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer		-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 and 2020. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the years ended December 31, 2021 and 2020 for MDwerks, Inc.

Employment Contracts

At this time, MDwerks, Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. MDwerks, Inc. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period inception (April 20, 2015) through December 31, 2021.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Gelmon	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2021 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The following table sets forth information regarding the number of shares of Common Stock beneficially owned on December 31, 2020, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On December 21, 2020 we had 18,010,208 shares of common stock issued and outstanding and 10,000,000 shares of Series A Preferred Stock issued and outstanding.

Name of Beneficial Owner	Common Shares Beneficially Owned	Common Ownership Percentage (3)	Total Voting Percentage
Michael Gelmon (1)	–	0%	0%

All officers and Directors as a group (1 person)	–		0%

Davis M. Barnes	1,200,000	6.6%	6.6%
Denise Katz as Trustee (2)	1,300,000	7.2%	7.2%
Howard Katz & Denise Katz	928,001	5.1%	5.1%
Medworks Com Corp	2,139,316	11.8%	11.8%

Greater than 5% Common Shareholders	5,567,317	30.7%	30.7%

Name of Beneficial Owner	Series A Preferred Stock Beneficially Owned (5)	Series A Preferred Stock Percentage	Total Voting Percentage (6)
Ronin Equity Partners, Inc. (4)	10,000,000	100%	99.8%
Total Preferred Stockholders	10,000,000	100%	99.8%

(1)	Michael Gelmon is Chief Executive Officer, Chief Financial Officer, Secretary and Sole Director of the Company.

(2)	Denise Katz is the Trustee of Louis Gabriel Katz REV TRUST 5 2007 and the Louis Gabriel IRREV Trust 5/24/07

(3)	Based on 18,010,208 shares outstanding as of the date of this Form 10-K.

(4)	Jacob Cohen is the President and CEO of Ronin Equity Partners, Inc.

(5)	Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock

(6)	Based on 1,018,010,208 total voting shares, including 18,010,208 shares voted by our common stockholders and 1,000,000,000 voting shares voted by our Series A Preferred Stock holder

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 18,010,208 shares of common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our president and sole director provides office space at no charge to the Company in Calgary, Alberta.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The Company recorded audit fees of $9,500 and $0 for the years ended December 31, 2021 and December 31, 2020, respectively.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

Dated: April 15, 2022	By:	/s/ Michael Gelmon
Michael Gelmon President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Michael Gelmon	April 15, 2022
Michael Gelmon President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Exhibit No.	Document Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Principal Executive Officer and Principal Accounting Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Filed with the SEC on Form SB-2 filed with the SEC on August 12, 2004.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

