Form 10-Q
period 2022-03-31
MDwerks, Inc.
filed 2022-05-23
CIK 1295514

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022 the Company has 18,010,208 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

MDWERKS, INC.

Condensed Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS
TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,633	$1,139
Advances Payable	20,659	19,659
Convertible notes payable	210,000	210,000
TOTAL CURRENT LIABILITIES	236,292	230,798
TOTAL LIABILITIES	236,292	230,798
STOCKHOLDERS’ DEFICIT
Preferred stock, (par value $0.001, 10,000,000 shares authorized, of which 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	10,000	10,000
Common stock (par value $0.001, 200,000,000 shares authorized, of which 18,010,208 and 18,010,208 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	18,010	18,010
Additional paid in capital	35,195	35,195
Accumulated deficit	(299,497)	(294,003)
TOTAL STOCKHOLDERS’ DEFICIT	(236,292)	(230,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Operations

	(Unaudited) For the Three Months Ended March 31, 2022	(Unaudited) For the Three Months Ended March 31, 2021
Operating Expenses
General and administrative expenses	$(5,494)	$(7,202)
Total operating expenses	(5,494)	(7,202)

Net Loss From Operation	(5,494)	(7,202)

Other Income
Gain on Forgiveness of Debt	–	65,599
Total Other Income	–	65,599

Net Income (Loss)	$(5,494)	$58,397

Basic income (loss) per share	$(0.00)	$0.00
Diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic	18,010,208	18,010,208
Diluted	18,010,208	18,010,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,980)	$(275,599)
Net Income	–	–	–	–	–	58,397	58,397
Balance, March 31, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(273,582)	$(217,202)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net Loss	–	–	–	–	–	(5,494)	(5,494)
Balance, March 31, 2022 (unaudited)	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(299,497)	$(236,292)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Cash Flows

	(Unaudited) For the Three Months Ended March 31, 2022	(Unaudited) For the Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,494)	$58,397
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	–	(65,599)
Accounts Payable	4,494	–
(Decrease) increase in operating liabilities:
Prepaid Expenses	–	(23)
NET CASH (USED IN) OPERATING ACTIVITIES	(1,000)	(7,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances Payable	1,000	7,225
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	7,225

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS:
Beginning of period	–	–
End of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited)

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2022.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2022. However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2022.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 2022 there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the three months ended March 31, 2022.

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

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a net loss of $5,494 and an accumulated deficit of $299,497 for the three months ended March 31, 2022. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company had an accounts payable balance of $5,633 as of March 31, 2022 related to amounts owed for various professional services and public company related expenses.

NOTE 4 – NOTES PAYABLE

On July 18, 2014, the Company sold and issued a convertible promissory note in the principal amount of $210,000 to an investor in exchange for $210,000 in cash (the “Note”). The Note has no maturity date and is due on demand by the holder at any time. The Note converts into shares of the Company’s common stock at a fixed conversion price of $0.0005 per share provided that the Holder shall not convert into any amount exceeding 9.99% of the then issued and outstanding shares of the Company. On July 28, 2020, the Note was subsequently sold and purchased by a non-related 3rd party investor. The outstanding balance owed on this note is $210,000 and $210,000 as of March 31, 2022 and December 31, 2021, respectively.

The Company received multiple advances totaling $19,659 from a non-related 3rd party during the period ending December 31, 2021 in order to cover legal, accounting and other various public company related operating expenses. The balance owed to this non-related party was $20,659 as of March 31, 2022.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of Common stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2022, there were 18,010,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At March 31, 2022, there were 10,000,000 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet dated up to March 31, 2022, the date that the financial statements were issued. Based on the review, management identified no subsequent event that is required disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

At March 31, 2022, the Company was not engaged in continued business. MDwerks, Inc., a Delaware corporation (“MDwerks”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

As of March 31, 2022, we had $0 of assets compared to $0 of assets as of December 31, 2021. As of March 31, 2022, we had $236,292 of liabilities compared to $230,798 of liabilities as of December 31, 2021. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred an accumulated deficit of $299,497.

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

Results of Operations

At March 31, 2022, the Company was not engaged in continued business. There is minimal historical operational information about us on which to base an evaluation of our performance. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

We had $0 in revenue for the three-month period ended March 31, 2022. Total expenses in the three-month period ended March 31, 2022 were $5,494 as compared to total expenses for the three month period ended March 31, 2022 of $7,202 resulting in a net loss for the three month period ended March 31, 2022 of $5,494 as compared to a net income of $58,397 for the three month period ended March 31, 2021. The net loss for the three month period ended March 31, 2022 is a result of general and administrative expenses of $5,494 related to various legal, accounting and public company related expenses, as compared to net income for the three month period ended March 31, 2021 of $58,397, which was a result of general and administrative expenses of $7,202 and a gain on forgiveness of debt by the Company’s transfer agent of $65,599 to settle the payable by the Company’s former management.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

May 23, 2022

