Form 10-Q
period 2022-06-30
MDWerks, Inc.
filed 2022-08-22
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022 the Company has 18,010,208 shares of common stock issued and outstanding.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the Securities and Exchange Commission (“SEC”) pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

As used in this Quarterly Report on Form 10-Q, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions means MDwerks, Inc.

Item 1. Financial Statements

MDWERKS, INC.

Condensed Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021

ASSETS
TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$1,139
Advances Payable	29,444	19,659
Convertible notes payable	210,000	210,000

TOTAL LIABILITIES	239,444	230,798
STOCKHOLDERS’ DEFICIT
Preferred stock, par value .001; 10,000,000 shares authorized of which 10,000,000 are issued and outstanding	10,000	10,000
Common stock, par value .001; 200,000,000 shares authorized of which 18,010,208 shares are issued and outstanding	18,010	18,010
Additional paid in capital	35,195	35,195
Accumulated deficit	(302,649)	(294,003)
TOTAL STOCKHOLDERS’ DEFICIT	(239,444)	(230,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Operations

	Unaudited		Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating expenses
General and administrative	3,152	561	8,646	7,763
Total operating expenses	3,152	561	8,646	7,763

Net loss from operations	(3,152)	(561)	(8,646)	(7,763)

Other income
Gain on forgiveness of debt	-	-	-	65,599
Total other income	-	-	-	65,599

Net (loss) income	$(3,152)	$(561)	$(8,646)	$57,836

Net (loss) income per share
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,010,208	18,010,208	18,010,208	18,010,208
Diluted	18,010,208	18,010,208	18,010,208	18,010,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance January 1, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,979)
Net income (loss)	-	-	-	-	-	57,836
Balance June 30, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(274,143)

Balance April 1, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(273,582)
Net income (loss)	-	-	-	-	-	(561)
Balance June 30, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(274,143)

Balance January 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)
Net income (loss)	-	-	-	-	-	(8,646)
Balance June 30, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(302,649)

Balance April 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(299,497)
Net income (loss)	-	-	-	-	-	(3,152)
Balance June 30, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(302,649)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Cash Flows

	(Unaudited) For the Six Months Ended June 30, 2022	(Unaudited) For the Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,646)	$57,836
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	–	(65,599)

Prepaid Expenses	–	(23)
Accounts Payable	(1,139)	–
NET CASH (USED IN) OPERATING ACTIVITIES	(9,785)	(7,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	–	–

NET CASH USED IN INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances Payable	9,785	7,786
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,785	7,786

NET INCREASE/(DECREASE) IN CASH	–	–

CASH - BEGINNING OF PERIOD
	–	–
CASH - END OF PERIOD

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2022

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2022.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2022. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2022.

Earnings Per Share –Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the six months ended June 30, 2022 there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the six months ended June 30, 2022.

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

The carrying values of the Company’s accounts payable and accrued liabilities, advances payable, and convertible notes payable, approximate their fair value due to their short-term nature.

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

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a net loss of $8,646 and an accumulated deficit of $302,649 as of and for the six months ended June 30, 2022. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company had no accounts payable balance as of June 30, 2022 and $1,139 as of December 31, 2021 and related to amounts owed for various professional services and public company related expenses.

NOTE 4 – NOTES PAYABLE

On July 18, 2014, the Company sold and issued a convertible promissory note in the principal amount of $210,000 to an investor in exchange for $210,000 in cash (the “Note”). The Note has no maturity date and is due on demand by the holder at any time. The Note converts into shares of the Company’s common stock at a fixed conversion price of $0.0005 per share provided that the Holder shall not convert into any amount exceeding 9.99% of the then issued and outstanding shares of the Company. On July 28, 2020, the Note was subsequently sold and purchased by a non-related 3rd party investor. The outstanding balance owed on this note is $210,000 and $210,000 as of June 30, 2022 and December 31, 2021, respectively.

The Company received advances aggregating $29,444 from a non-related 3rd party during the period ending December 31, 2021 in order to cover legal, accounting and other various public company related operating expenses. The balance owed to this non-related party was $29,444 as of June 30, 2022.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2022, there were 18,010,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with its conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At June 30, 2022, there were 10,000,000 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to August 22, 2022, the date that the financial statements were issued. Based on the review, management identified the following transaction that is required disclosure in the financial statements:

During July 2022, the holders of the Company’s shares of Preferred Stock sold their shares pursuant to a Stock Purchase Agreement (“SPA”), executed with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”). The SPA, provides, among other things, that the Company’s obligations under its convertible notes and advances payable aggregating $239,444 are forgiven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

At June 30, 2022, the Company was not engaged in continued business. MDwerks, Inc., a Delaware corporation (“MDwerks”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

Capital Resources and Liquidity

We believe that if we do not raise additional capital in the foreseeable future, we may be required to suspend or cease the implementation of our business plans. If we are unable to raise additional funds, there is substantial doubt as to our ability to continue as a going concern.

We had no assets as of June 30, 2022 and December 31, 2021.

We had liabilities aggregating $239,000 and $231,000 as of June 30, 2022 and December 31, 2021, respectively. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred an accumulated deficit of $303,000.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. We believe that there is substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Results of Operations

	Unaudited Operating Results
	For the Three Months Ended				For the Six Months Ended
	June 30,	June 30,	Increase/ (Decrease)	Increase/ Decrease	June 30,	June 30,	Increase/ (Decrease)	Increase/ Decrease
	2022	2021	$	%	2022	2021	$	%

Operating expenses
General and administrative	3,152	561	(2,591)	NM	8,646	7,763	(883)	-11%
Total operating expenses	3,152	561	(2,591)	NM	8,646	7,763	(883)	-11%

Net loss from operations	(3,152)	(561)	2,591	NM	(8,646)	(7,763)	883	11%

Other income
Gain on forgiveness of debt	-	-	-	NM	-	65,599	(65,599)	-100%

Total other income	-	-	-	NM	-	65,599	(65,599)	-100%

Net income (loss)	(3,152)	(561)	2,591	NM	(8,646)	57,836	(64,716)	NM

(NM): not meaningful

At June 30, 2022, the Company was not engaged in continued business. There is minimal historical operational information about us on which to base an evaluation of our performance. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

Our general and administrative expenses which generally consists of professional fees. There are no significant fluctuations in our general and administrative expenses during the three- and six-month periods ended June 30, 2022 when compared to prior year periods.

During the six-month period ended June 30, 2021, we recognized a gain on forgiveness of debt resulting from an agreement with one of our vendors. There were no similar agreements during the six-month period ended June 30, 2022.

Recent Developments

On July 21, 2022, the Company in connection with the change of control and composition of the Board of Directors of the Company (the “Board”) entered into a Stock Purchase Agreement (the “SPA”) with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”).

Pursuant to the SPA, the Seller agreed to sell, assign, transfer and deliver to the Buyer, on July 21, 2022 (the “Closing Date”) free and clear of all Liens, ten million (10,000,000) shares of Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”) of the Company, held by the Seller (the “Shares”), representing 100% of the authorized and issued Preferred Stock, as of the Closing. In exchange for the sale, assignment, transfer and delivery of the Shares to Buyer, Buyer shall pay to the Seller a total purchase price of five hundred and twenty thousand ($520,000) Dollars (the “Purchase Price”).

On July 21, 2022 (the “Closing Date”), the Purchase Price was paid in cash to the Seller pursuant to wire instructions provided to Buyer.

Further, at the closing of the transactions contemplated within the SPA (which include, but are not limited to, the purchases and sales of the Shares described above) (the “Closing”), the parties agreed that as of the Closing:

a)	The Forgiven Debt (as defined hereinafter) was forgiven, as well as the Asia Note (as defined hereinafter), and any other loan agreements between the Company and Asia Pacific Partners, Inc. (“APP”), a Florida corporation. The Parties acknowledge and agreed that the Company was indebted to APP, an affiliate of the Seller, in the amount of approximately $239,444, comprised of (i) the principal amount and accrued interest pursuant to a convertible promissory note dated July 18, 2014 in the amount of $210,000 as originally issued by the Company to Azure Associates, Inc. and purchased by APP on July 28th, 2020 (the “Asia Note”), and (ii) various cash advances for a total of $29,444 as advanced by APP to the Company for working capital (the “Asia Cash Advances” and, together with any and all amounts that may have been due and payable pursuant to the Asia Note, the “Forgiven Debt”);

b)	The Company’s Board of Directors was required to undertake such actions as required to:
	(i)	Expand the Company Board to be a number of persons as determined by Buyer, and to name such persons as selected by Buyer as directors on the Company Board;
	(ii)	Name such persons as selected by Buyer as officers of the Company, to the positions as determined by Buyer; and
	(iii)	Following (i) and (ii), all of the directors and officers of the Company, other than those named in or pursuant to (i) and (ii) shall resign from all such positions with the Company.

The Closing was subject to certain customary closing conditions, including, but not limited to, the accuracy of the representations and warranties made by the parties, all necessary consents having been obtained to effect the transactions, and the receipt of any necessary government approvals in order to effect the transactions contemplated in the SPA.

The foregoing description of the SPA and the transactions contemplated pursuant to that SPA is qualified in its entirety by reference to the SPA, included as Exhibit 10.1 to the Current Report on Form 8-K filed on July 27, 2022 (“Current Report”).

Prior to the Closing of the SPA, voting control of the Company was held by the Seller, of which Jacob D. Cohen was the primary shareholder, and held voting and dispositive control over the Shares.

On the Closing Date, Buyer purchased the Shares, which both pre- and post-conversion represented approximately 98.23% of the Company’s outstanding voting securities as of the date of the Current Report, resulting in a change in control of the Company. The Company designated the Preferred Stock so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Preferred stock held, and that each share of Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At Closing Date, there were 18,010,208 shares of common stock issued and outstanding. Kerry Cassidy is the majority membership unit holder and Managing Member of the Buyer, and therefore is deemed to have voting and dispositive power over the Company’s Shares held by the Buyer.

As a result of the Closing, the Company was no longer a company controlled by the Seller. Prior to the Closing, the Company was a shell company, and following the Closing, the Company continues to be a shell company. There has been no change in the Company’s shell company status or the Company’s operations as a result of the Closing.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of June 30, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDWERKS, Inc.

/s/ Steven C. Laker
Steve Laker
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
August 22, 2022

