Form 10-Q
period 2022-09-30
MDWerks, Inc.
filed 2022-11-04
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

MDwerks, Inc.

(Exact name of small business issuer as specified in its charter)

Commission File No. 000-56299

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

As of November 3, 2022 the Company has 18,010,208 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

MDWERKS, INC.

Condensed Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS
TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$1,139
Advances payable	49,652	19,659
Convertible notes payable	-	210,000

TOTAL LIABILITIES	49,652	230,798
STOCKHOLDERS’ DEFICIT
Preferred stock, par value .001; 10,000,000 shares authorized of which 10,000,000 are issued and outstanding	10,000	10,000
Common stock, par value .001; 300,000,000 shares authorized of which 18,010,208 shares are issued and outstanding	18,010	18,010
Additional paid in capital	274,639	35,195
Accumulated deficit	(352,301)	(294,003)
TOTAL STOCKHOLDERS’ DEFICIT	(49,652)	(230,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Operations

	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating expenses
General and administrative	49,652	10,913	58,298	18,676
Total operating expenses	49,652	10,913	58,298	18,676

Net loss from operations	(49,652)	(10,913)	(58,298)	(18,676)

Other income
Gain on forgiveness of debt	-	-	-	65,599
Total other income	-	-	-	65,599

Net (loss) income	$(49,652)	$(10,913)	$(58,298)	$46,923

Net (loss) income per share
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	18,010,208	18,010,208	18,010,208	18,010,208
Diluted	18,010,208	18,010,208	18,010,208	18,010,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance January 1, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,979)	$(275,599)
Net income (loss)	-	-	-	-	-	46,923	46,923
Balance September 30, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(285,056)	$(228,676)

Balance July 1, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(274,143)	$(217,763)
Net income (loss)	-	-	-	-	-	(10,913)	(10,913)
Balance September 30, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(285,056)	$(228,676)

Balance January 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net income (loss)	-	-	-	-	-	(58,298)	(58,298)
Forgiveness of debt	-	-	-	-	239,444	-	239,444
Balance September 30, 2022	10,000,000	$10,000	18,010,208	$18,010	$274,639	$(352,301)	$(49,652)

Balance July 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(302,649)	$(239,444)
Net income (loss)	-	-	-	-	-	(49,652)	(49,652)
Forgiveness of debt	-	-	-	-	239,444	-	239,444
Balance September 30, 2022	10,000,000	$10,000	18,010,208	$18,010	$274,639	$(352,301)	$(49,652)

The accompanying notes are an integral part of these unaudited condensed financial statements

MDWERKS, INC,

Condensed Statements of Cash Flows

	(Unaudited) For the Nine months Ended September 30, 2022	(Unaudited) For the Nine months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(58,298)	$46,923
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	–	(65,599)

Prepaid expenses	–	(23)
Accounts payable	(1,139)	93
NET CASH USED IN OPERATING ACTIVITIES	(59,437)	(18,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances payable	59,437	18,606
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,437	18,606

NET INCREASE/(DECREASE) IN CASH	–	–

CASH - BEGINNING OF PERIOD	0	0

CASH - END OF PERIOD	0	0

Supplemental disclosure of cash flow information:
Cash paid for taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of debt	$239,444	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Notes to Unaudited Condensed Financial Statements

For the Nine months Ended September 30, 2022

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2022.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2022. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2022.

Earnings Per Share –Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the nine months ended September 30, 2022 there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the nine months ended September 30, 2022.

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

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a net loss of $58,298 and an accumulated deficit of $352,301 as of and for the nine months ended September 30, 2022. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company had no accounts payable balance as of September 30, 2022 and $1,139 as of December 31, 2021 and related to amounts owed for various professional services and public company related expenses.

NOTE-4 ADVANCES PAYABLE

The Company received advances aggregating $29,444 from a non-related 3rd party through June 30, 2022 in order to cover legal, accounting and other various public company related operating expenses. The balance owed to this non-related party was $0 as of September 30, 2022.

The Company received advances aggregating $49,652 from a non-related 3rd party during the period ending September 30, 2022 in order to cover legal, accounting and other various public company related operating expenses. The balance owed to this non-related party was $49,652 as of September 30, 2022. The advances are unsecured, non-interest bearing and are due on demand.

NOTE 5 – NOTES PAYABLE

On July 18, 2014, the Company sold and issued a convertible promissory note in the principal amount of $210,000 to an investor in exchange for $210,000 in cash (the “Note”). The Note has no maturity date and is due on demand by the holder at any time. The Note converts into shares of the Company’s common stock at a fixed conversion price of $0.0005 per share provided that the Holder shall not convert into any amount exceeding 9.99% of the then issued and outstanding shares of the Company. On July 28, 2020, the Note was subsequently sold and purchased by a non-related 3rd party investor. The outstanding balance owed on this note is $0 and $210,000 as of September 30, 2022 and December 31, 2021, respectively.

During July 2022, the holders of the Company’s shares of Preferred Stock sold their shares pursuant to a Stock Purchase Agreement (“SPA”), executed with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”). The SPA, provides, among other things, that the Company’s obligations under its convertible notes and advances payable aggregating $239,444 are forgiven. The forgiveness of debt was recognized as capital contribution during July 2022 in the accompanying financial statements.

NOTE 6 – CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The increase in authorized shares from 200,000,000 to 300,000,000 was effective September 13, 2022. At September 30, 2022, there were 18,010,208 shares issued and outstanding.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with its conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At September 30, 2022, there were 10,000,000 shares issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to November 4, 2022, the date that the financial statements were issued. Based on the review, management has determined that there are no other items requiring disclosure or adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

At September 30, 2022, the Company was not engaged in continued business. MDwerks, Inc., a Delaware corporation (“MDwerks”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

We had no assets as of September 30, 2022 and December 31, 2021.

We had liabilities aggregating $50,000 and $231,000 as of September 30, 2022 and December 31, 2021, respectively. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred an accumulated deficit of $352,000.

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

Results of Operations

	Unaudited Operating Results
	For the Three Months Ended				For the Nine Months Ended
	September 30,	September 30,	Increase/ (Decrease)	Increase/ Decrease	September 30,	September 30,	Increase/ (Decrease)	Increase/ Decrease
	2022	2021	$	%	2022	2021	$	%

Operating expenses
General and administrative	49,652	10,913	38,739	NM	58,298	18,676	39,622	212%
Total operating expenses	49,652	10,913	38,739	NM	58,298	18,676	39,622	212%

Net loss from operations	(49,652)	(10,913)	(38,739)	NM	(58,298)	(18,676)	39,622	212%

Other income
Gain on forgiveness of debt	-	-	-	NM	-	65,599	(65,599)	-100%

Total other income	-	-	-	NM	-	65,599	(65,599)	-100%

Net income (loss)	(49,652)	(10,913)	(38,739)	NM	(58,298)	46,923	(25,977)	NM

(NM): not meaningful

At September 30, 2022, the Company was not engaged in continued business. There is minimal historical operational information about us on which to base an evaluation of our performance. Due to a lack of funding, we have not implemented our business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible delays in our planned product development.

Our general and administrative expenses generally consists of professional fees. The increase in general and administrative expenses during the three and nine-month period ended September 30, 2022, when compared to the prior year periods, is primarily due to legal fees incurred in connection with our filings.

During the nine-month period ended September 30, 2021, we recognized a gain on forgiveness of debt resulting from an agreement with one of our vendors. There were no similar agreements during the nine-month period ended September 30, 2022.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
November 4, 2022

