Form 10-K
period 2022-12-31
MDWerks, Inc.
filed 2023-03-27
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to __________

Commission File No. 000-56299

MDwerks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1095411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Walnut Street, Suite 20125

Green Cove Springs, FL 32043 (Address of principal executive offices, Zip Code)

(252) 501-0019 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	MDWK	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2022 was approximately $261,956.

As of March 24, 2023 the Company has 123,273,097 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MDWERKS, INC.

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles and the other risks and uncertainties that are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As used in this Annual Report on Form 10-K, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions means MDwerks, Inc.

PART I

ITEM 1. BUSINESS

Business Overview

MDwerks, Inc., a Delaware corporation (“MDwerks”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

As of December 31, 2022, we had not commenced any operations. All activity for the period from January 1, 2022 through December 31, 2022, relates to our focus on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from our public reporting status. In addition, we completed a change of control transaction on July 21, 2022 (the “Change of Control”) as discussed below. See Item 1. Business – Recent Developments - Change of Control. In furtherance of our plans to consummate a Business Combination, on January 19, 2023 we entered into an Exchange Agreement to acquire RF Specialties LLC (“RFS”) and on February 13, 2023, we entered into a Merger Agreement to acquire Two Trees Beverage Co. (“Two Trees”) discussed below (collectively, the “Planned Acquisitions”). See Item 1. Business – Recent Developments – RF Specialties, Inc. and Item 1. Business – Recent Developments –Two Trees.

RFS is engaged in the business of developing sustainable radio frequency (RF) applications, and for over 12 years, has addressed the challenges faced by companies by implementing automated radio frequency technology. RFS has developed a system and method for the rapid aging of distilled spirits with RF energy that reduces energy and production costs thus increasing the speed to market for distilled beverages when compared to traditional technologies.

● Two Trees is engaged in the business of producing aged alcoholic beverages by using a proprietary, scalable, and sustainable rapid-aging system.

● We expect to complete the Planned Acquisitions once all closing conditions discussed below have been met.

All activity through the date of this report relates to preserving cash, making settlements with creditors, attempting to raise capital, and continuing the Company’s public reporting and efforts to complete the Change of Control and Planned Acquisitions.

History of the Company

We were organized and incorporated in the State of Delaware on July 22, 2003 under the name Western Exploration, Inc. as a resource exploration stage company. In November 2005, we ceased operations as a resource exploration company due to inadequate financing. On November 16, 2005, Western Exploration, Inc. engaged in a merger with MDwerks Global Holdings, Inc. and MDwerks Acquisition Corp., a Florida corporation (‘‘Acquisition Corp.’’), a wholly-owned subsidiary of Western Exploration, Inc., with MDwerks Global Holdings, Inc. surviving as a wholly-owned subsidiary of Western Exploration, Inc. Upon the closing of the Merger, we changed our corporate name from ‘‘Western Exploration, Inc.’’ to ‘‘MDwerks, Inc.’’ and succeeded to the business of MDwerks Global Holdings, Inc. as our sole line of business under the direction of MDwerks Global Holdings, Inc.’s management. On February 12, 2010, MDwerks, Inc. ceased all operations. On or about June 23, 2021, we began the process of seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock and on June 23, 2021 we filed a Registration Statement on Form 10 with the SEC to register our common stock under Section 12(g) of the Exchange Act of 1934, as amended.

Additional information on our historical business has been disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021 (incorporated by reference to the Form 10-K filed with the SEC on April 15, 2022 (File No. 000-56299)).

Recent Developments

Change of Control

On July 21, 2022, the Company in connection with the change of control and composition of the Board of Directors of the Company (the “Board”) entered into a Stock Purchase Agreement (the “SPA”) with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”).

Pursuant to the SPA, the Seller sold to the Buyer, on July 21, 2022 (the “Closing Date”) free and clear of all liens, 10,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 (“Preferred Stock”) of the Company, held by the Seller (the “Shares”), representing 100% of the Company’s authorized and issued Preferred Stock, as of the Closing Date. In exchange for the sale of the Shares to Buyer, Buyer paid the Seller a total purchase price of $520,000 (the “Purchase Price”).

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

On the Closing Date, Buyer purchased the Shares, which both pre- and post-conversion represented approximately 98.23% of the Company’s outstanding voting securities as of the date of the Current Report, resulting in a change in control of the Company. The Company had previously designated the Preferred Stock so that each share would hold with it conversion rights of one hundred (100) shares of common stock for every share of Preferred stock held, and that each share of Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At the Closing Date, there were 18,010,208 shares of common stock issued and outstanding. Kerry Cassidy is the majority membership unit holder and Managing Member of the Buyer, and therefore is deemed to have voting and dispositive power over the Company’s Shares held by the Buyer.

As a result of the Closing, the Company was no longer a company controlled by the Seller. Prior to the Closing, the Company was a shell company, and following the Closing, the Company continues to be a shell company. There has been no change in the Company’s shell company status or the Company’s operations as a result of the Closing.

Planned Acquisitions

RF Specialties, Inc.

On January 19, 2023, we entered into an Exchange Agreement (the “Exchange Agreement”) by and between the Company, RFS and Keith A. Mort as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Immediately following the Exchange, RFS will be a wholly owned subsidiary of the Company.

The shares received by Mr. Mort in the Exchange (the “Exchange Shares”) will be subject to a 24-month lock-up; provided, however, that (i) one-third of the Exchange Shares will be released from the lock-up restrictions on the 12-month anniversary of the closing of the Exchange, and (ii) one-third of the Exchange Shares will be released from the lock-up restrictions on the 18-month anniversary of the closing of the Exchange. The remaining one-third of the Exchange Shares will be released from the lock-up restrictions on the 24-month anniversary of the closing of the Exchange.

The parties have made customary representations, warranties and covenants in the Exchange Agreement. In addition to certain customary closing conditions, the obligations of the Company to consummate the closing of the Exchange are subject to the satisfaction (or waiver by the Company), at or before the closing date, of certain conditions, including that (i) RFS will have provided to the Company audited financial statements for RFS for each of the two most recently ended fiscal years and unaudited financial statements for any other required interim periods (the “Financial Statements Closing Condition”), and (ii) the Company will have completed its due diligence review and examination of RFS to its satisfaction in its sole discretion (the “Due Diligence Closing Condition”).

The Exchange Agreement may be terminated on or prior to the closing date of the Exchange:

(a)	By the mutual written consent of all the parties to the Exchange Agreement.

(b)	By the Company (i) if the closing conditions applicable to all parties and applicable to the Company as set forth in the Exchange Agreement, including the Financial Statements Closing Condition and the Due Diligence Closing Condition, have not been satisfied or waived by the Company, which waiver the Company may give or withhold in its sole discretion, by May 31, 2023 (the “Termination Date”); provided, however, that the Company may not terminate the Exchange Agreement if the reason for the failure of any such condition to occur was the breach of the terms of the Exchange Agreement by the Company; or (ii) if there has been a material violation, breach or inaccuracy of any representation, warranty, covenant or agreement of RFS or Mr. Mort as set forth in the Exchange Agreement;

(c)	By RFS and Mr. Mort acting together (i) if the closing conditions applicable to all parties and applicable to RFS and Mr. Mort have not been satisfied or waived by RFS and Mr. Mort, which waiver RFS and Mr. Mort may give or withhold in their sole discretion, by the Termination Date; provided, however, that RFS and Mr. Mort may not terminate the Exchange Agreement if the reason for the failure of any such condition to occur was the breach of the terms of the Exchange Agreement by any of RFS or Mr. Mort; or (ii) if there has been a material violation, breach or inaccuracy of any representation, warranty, covenant or agreement of the Company as set forth in the Exchange Agreement;

(d)	By any party to the Exchange Agreement, if a court of competent jurisdiction or other governmental authority shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Exchange Agreement and such order or action shall have become final and nonappealable; or

(e)	By the Company, if the Company, in its sole discretion, at any time prior to the closing of the Exchange determines that its due diligence review of RFS is not satisfactory to the Company.

Two Trees

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Two Trees Beverage Co. (“Two Trees”). The Company, Merger Sub and Two Trees may be referred to herein collectively as the “Parties” and separately as a “Party.”

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, the Parties wish to effect a business combination through a merger of Merger Sub with and into Two Trees (the “Merger”), subject to the terms and conditions set forth in the Merger Agreement, with Two Trees continuing as the surviving corporation (“Surviving Corporation”). As a result of the Merger, the certificate of incorporation of Two Trees as in effect immediately prior to the closing date will be the certificate of incorporation of the Surviving Corporation, and the bylaws of Two Trees as in effect immediately prior to the closing date will be the bylaws of the Surviving Corporation.

Pursuant to the terms of the Merger Agreement, at the closing of the Merger, the Company’s Board of Directors (the “Company Board”) will be expanded and a number of persons as named by Two Trees will be named to the Company Board such that such persons comprise a majority of the Company Board, and the Company Board as such newly constituted will name or replace any officers of the Company as it may determine. In addition, at the closing of the Merger, the directors and officers of Two Trees as in place immediately prior to the closing will remain in place as the directors and officers of the Surviving Corporation.

The Board of Directors of Merger Sub and the Company Board unanimously approved the transactions contemplated by the Merger Agreement, including the Merger, and the Company as the sole stockholder of Merger Sub approved the Merger Agreement and the Merger.

In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, shall have the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which shall be apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”).

Under the Merger Agreement, at the effective time of the Merger, each of the issued and outstanding shares of common stock of Two Trees, subject to certain exceptions set forth in the Merger Agreement, shall be converted into shares of the Company’s common stock.

At the effective time of the Merger, shares of Two Tree’s common stock generally will be treated in the following manner:

●	(1) Any shares of Two Trees common stock held as treasury stock or held or owned by Two Trees or Merger Sub immediately prior to the effective time of the Merger will be canceled and retired and will cease to exist, and no consideration will be delivered in exchange therefor; and (2) each share of Two Trees common stock outstanding immediately prior to the effective time of the Merger, excluding shares to be canceled pursuant to (1) herein and excluding shares of Two Trees common stock who have exercised and perfected appraisal rights for such shares in accordance with the Delaware General Corporation Law, will be automatically converted solely into the right to receive a number of shares of Company common stock equal to those set forth in the Merger Consideration.

●	No fractional shares of Company common stock will be issued in connection with the Merger and any fractional share otherwise issuable to any Two Trees stockholder will be rounded up to the next whole share.

●	Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger will be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, $0.001 par value per share, of the Surviving Corporation. Each stock certificate of Merger Sub evidencing ownership of any such shares will, as of the effective time of the Merger, evidence shares of common stock of the Surviving Corporation.

According to the terms of the Merger Agreement, the Company common stock issued at the closing of the Merger will be subject to a lock-up, pursuant to which the Two Trees stockholders receiving shares of the Company’s common stock will not transfer or dispose of the shares except according to the following schedule: (1) one-third of the shares will be released from the restriction on the nine-month anniversary of the effective date of the Merger; (2) one-third of the shares will be released from the restrictions on the 18-month anniversary of the effective date of the Merger; and (3) the remaining one-third of the shares will be released from the restrictions on the 36-month anniversary of the effective date of the Merger.

At the effective time of the Merger, Two Trees’ stock options (the “Two Trees Options”) generally will be treated in the following manner:

●	Two Trees option holders will exchange all of their Two Trees Options for options to acquire shares of Company common stock (the “MDwerks Options”).

●	The MDwerks Options will provide for substantially the same terms as the Two Trees Options, other than (1) they will be fully vested at issuance, and will increase the number of shares of Company common stock underlying the MDwerks Options from the number of shares of Two Trees common stock underlying the Two Trees Options, and (2) will retain the same exercise price per share of Company common stock underlying the MDwerks Options as the exercise price per share of Two Trees common stock underlying the Two Trees Options, in each case as necessary to provide for the same spread value for each applicable option holder.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval of the Merger Agreement by the Two Trees stockholders; (2) the absence of any law or order by a governmental authority of the United States or certain non-United States jurisdictions that has the effect of rendering illegal or prohibiting consummation of the Merger, or causing the Merger to be rescinded following the completion thereof. In addition, consummation of the Merger by the Company and Merger Sub are subject to the satisfaction or waiver of customary closing conditions, including that (i) the Company will have completed its due diligence review of Two Trees to its satisfaction in its sole discretion; and (ii) Two Trees will have provided to the Company audited financial statements for Two Trees and related auditor reports thereon, as provided in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, Two Trees agreed that at the closing of the Merger, Joe Ragazzo, Two Trees’ Chief Executive Officer, will shall enter into an indemnification agreement, pursuant to which Mr. Ragazzo will agree to indemnify the Company for certain breaches of the representations and warranties of Two Trees.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Merger Sub and Two Trees, including, among others, covenants by Two Trees regarding the conduct of its business prior to the closing of the Merger.

Either the Company or Two Trees may terminate the Merger Agreement prior to the closing date if, among certain other circumstances, certain conditions of the closing have not been satisfied. The Merger Agreement may be terminated by the Company if, among other things, (1) the Two Trees stockholders vote against the adoption of the Merger Agreement; (2) any Action is brought by a third-party non-Affiliate to enjoin or otherwise restrict the consummation of the closing; or (3) within five business days after receipt by the opposing Party of written notice thereof that the other Party is not reasonably capable of curing a material breach of the Merger Agreement prior to the termination date thereof.

The Parties intend, for U.S. federal income tax purposes, that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and that the Merger Agreement was adopted as a plan of reorganization within the meaning of Treasury Regulations Section 1.368-2(g).

Amendment No. 1 to Two Trees Merger Agreement

On February 16, 2023, the Company, Merger Sub and Two Trees entered into Amendment No. 1 to Merger Agreement (“Amendment No. 1”). Pursuant to the terms of Amendment No. 1, the Merger Agreement was amended to reflect Two Trees’ authorized, issued and outstanding capital stock as of the effective date of the Merger Agreement, which capital stock consisted of 15,000,000 shares of common stock, par value $0.0001 per share, of which 9,999,604.69 shares were issued and outstanding as of the effective date of the Merger Agreement, and 3,529,500 shares of preferred stock, par value $0.0001 per share, of which 2,045,672.16 shares were issued and outstanding as of the effective date of the Merger Agreement. In addition, pursuant to the terms of Amendment No. 1, the Merger Agreement was amended to replace Mr. Ragazzo with James Cassidy, Two Trees’ Chairman of the Board as the party to indemnify the Company for certain breaches of the representations and warranties of Two Trees.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed products.

Employees

As of December 31, 2022, the Company had two employees. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

There can be no assurance that all of the conditions precedent to closing of the Exchange Agreement or the Merger Agreement will be satisfied.

The completion of the Exchange Agreement and the Merger Agreement is subject to a number of conditions precedent, some of which are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the Exchange Agreement and the Merger Agreement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the transactions contemplated by these agreements may not be completed. The failure to close these transactions would have a material adverse effect on our business, prospects, operating results and financial condition.

Risks related to our operations.

Whether or not the transactions contemplated by the Exchange Agreement and the Merger Agreement is completed, we will continue to face many of the risks that we currently face with respect to our business and affairs. These include the risks and complexity inherent in the selection of a business opportunity in which to participate. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

In addition, our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

We are a recently re-organized development stage company but have not yet commenced operations in our business. We expect to incur operating losses for the foreseeable future.

We were incorporated on July 22, 2003, and ceased all operations on February 12, 2010 and all activity for the period from January 1, 2022 through December 31, 2022, relates to our focus on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from our public reporting status including our efforts to complete the Change of Control and Planned Acquisitions. Consequently, we have not yet commenced business operations. Further, we have not yet fully developed our business plan, or our management team, nor have we targeted or assembled any real or intangible property rights. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this prospectus. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the market acceptance of our planned acquisition of business or assets we have yet to acquire and additional costs and expenses that may exceed current estimates. Prior to the time that we are able to market and distribute a prospective product line or provide a service, we anticipate that the Company will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no operating history upon which to base any assumption as to the likelihood that we will prove to be successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our yet to be determined acquisition of business or assets and subsequent business operations will most likely fail.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. Since our inception on July 22, 2003 to December 31, 2022, we had an accumulated deficit of $430,724. There is a risk that we may never bring our yet to be determined acquisition of business or assets and subsequent business operations to the marketplace. In addition, there is no guarantee that our subsequent operations will be profitable in the future and you could lose your entire investment.

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

Steve Laker, our Chief Executive Officer, currently devotes approximately eight hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Laker to our company could negatively impact our business development.

We have requirements for and there is an uncertainty of access to additional capital.

We will continue to incur development costs to fund the acquisition of business or assets and plan to operate any subsequent business operations from working capital, equity subscriptions and shareholders’ loans. Ultimately, our ability to continue our business operations depends in part on our ability to obtain financing through debt financing, equity financing, or commence operations and generate revenues or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

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

We lack an operating history.

We were incorporated on July 22, 2003 and we ceased operations on February 12, 2010. Since February 12, 2010, we have no operating history upon which an evaluation of our future success or failure can be made.

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

Our common stock is or may become subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our common stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company’s management expects to issue additional shares.

The Company has 300,000,000 authorized common shares, of which 123,273,097 are currently issued and outstanding and 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 8,957,500 shares are issued and outstanding. Pursuant to the terms of the Exchange Agreement and the Merger Agreement, we plan to issue an aggregate of 67,500,000 shares of common stock and cancel or redeem the shares of the Series A Preferred Stock at or before closing. Consequently, following issuance of the shares in connection with the Exchange Agreement and Merger Agreement, our current shareholders will own approximately 64.4% of the Company’s issued and outstanding common stock, causing a large dilution in the equity portion of our current shareholders. Additionally, large share issuances would generally have a negative impact on our share price.

We do not anticipate paying dividends.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any for the operation, growth and expansion of our subsequent business. Because we do not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC PINK tier of the OTC Market Group, Inc. (the “OTC PINK”) under the symbol “MDWK”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. The trading market for the common stock has been extremely limited and sporadic.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the fiscal years ended December 31, 2022 and 2021 the company’s common stock had a trading history as follows

Fiscal Year 2022	High		Low

March 31, 2022		$.045		$.017
June 30, 2022		$.035		$.012
September 30, 2022		$.15		$.012
December 31, 2022		$.08		$.032

Fiscal Year 2021

March 31, 2021	$	..02	$	..02
June 30, 2021		$.06	$	..06
September 30, 2021		$.03		$.0.03
December 31, 2021		$.01		$.01

Last Reported Price

On March 23, 2023 the last reported bid price of our shares of common stock reported on the OTC PINK was $0.033 per share.

Holders of Common Stock

As of March 10, 2023, there were approximately 137 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception. We currently intend to reinvest all cash resources to finance the development and growth of our business. As a result, we do not intend to pay dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, earnings, legal requirements, restrictions in its debt agreements and any other factors that our board of directors deems relevant. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that we or our subsidiaries may incur.

Transfer Agent

The Transfer Agent for shares of the Company’s securities is EQ by Equiniti, formerly known as Corporate Stock Transfer, located at, 1110 Centre Pointe Curve, Suite 101 Mendota Heights, Minnesota 55120.

Unregistered Sales of Securities

The following information represents securities sold by us that has not been previously included in a Quarterly Report on Form 10-Q or a Current Report of Form 8-K which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act ( the “Securities Act”), or Regulation D or Regulation S promulgated thereunder.

ITEM 6. RESERVED.

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

Plan of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from January 1, 2022 through December 31, 2022, relates to our focus on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from our public reporting status. In addition, we completed a change of control transaction on July 21, 2022 (the “Change of Control”) as discussed below. See Item 1. Business – Recent Developments - Change of Control. In furtherance of our plans to consummate a Business Combination, on January 19, 2023 we entered into an Exchange Agreement to acquire RF Specialties LLC (“RFS”) and on February 13, 2023, we entered into a Merger Agreement to acquire Two Trees Beverage Co. (“Two Trees”) discussed below (collectively, the “Planned Acquisitions”). See Item 1. Business – Recent Developments – RF Specialties, Inc. and Item 1. Business – Recent Developments –Two Trees.

Going Concern

Conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. The “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended December 31, 2022 compared to Year Ended December 31, 2021

We did not earn any revenues for the year ended December 31, 2022 and December 31, 2021.

Operating Expenses. The Company reported operating expenses of $136,721 consisting primarily of legal, accounting and various other public company related expenses for the year ended December 31, 2022 compared to $20,798 for the year ended December 31, 2021. The $115,923 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations as well as our activities related to the transactions involving the Change of Control and the Planned Acquisitions.

Total Other Income. Total other income was $0 for the year ended December 31, 2022 compared to $58,774 for the year ended December 31, 2021. The $58,744 decrease was attributable to absence of a gain on forgiveness of debt and interest expense.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2022 and 2021, we had no cash. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $430,724. At December 31, 2022, the Company has working capital deficit of $128,075.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the years ended December 31, 2022 and 2021, were $113,989 and $19,659. The increase was attributable to an increase in net loss partially offset by an increase in accounts payable.

Cash Provided by Financing Activities. Net cash provided by financing activities for the years ended December 31, 2022 and 2021, were $113,989 and $19,659. The increase was attributable to an increase in advances payable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

As of December 31, 2022 and 2021

and for the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MDWerks, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MDWerks, Inc. (the Company) as of December 31, 2021 and the related statements of income, comprehensive income, stockholders’ deficit, and cash flow for the year ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD LLP

We have served as the Company’s auditor from February 2021 to February 2023

Diamond Bar, CA

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MDWerks, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of MDWerks, Inc. (the Company) as of December 31, 2022, and the related statements of operations, statement of changes in stockholders’ equity (deficit), and cash flows and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of MDWerks Inc. as of December 31, 2021 were audited by other auditors whose report dated April 15, 2022 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and a deficit in equity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended December 31,2022.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2022.

Houston, TX

March 27, 2023

MDWERKS, INC.

Balance Sheet

	December 31, 2022	December 31, 2021

ASSETS

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,871	$1,139
Advances Payable	104,204	19,659
Convertible notes payable	–	210,000
TOTAL CURRENT LIABILITIES	128,075	230,798
TOTAL LIABILITIES	128,075	230,798
STOCKHOLDERS’ DEFICIT
Preferred stock, par value .001; 10,000,000 shares authorized, of which 8,957,500 and 10,000,000 are issued and outstanding as of December 31, 2022 and 2021	8,958	10,000
Common stock, par value .001, 300,000,000 shares authorized, of which 122,260,208 and 18,010,028 are shares issued and outstanding as of December 31, 2022 and 2021	122,260	18,010
Additional paid in capital	171,431	35,195
Accumulated deficit	(430,724)	(294,003)
TOTAL STOCKHOLDERS’ DEFICIT	(128,075)	(230,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$–

The accompanying notes are an integral part of these financial statements.

MDWERKS, INC.

Statements of Operations

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating Expenses
General and administrative expenses	$136,721	$20,798
Total operating expenses	136,721	20,798
Net (Loss)	(136,721)	(20,798)

Other Income/Expenses
Interest Expense	–	(6,825)
Gain on Forgiveness of Debt	–	65,599
Total Other Income	–	58,774

Net (loss) income	$(136,721)	$37,976

Net (loss) income per share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic	24,565,003	18,010,208
Diluted	24,565,003	18,010,208

The accompanying notes are an integral part of the financial statements.

MDWERKS, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,979)	$(275,599)
Imputed Interest	–	–	–	–	6,825	–	6,825
Net (loss) Income	–	–	–	–	–	37,976	37,976
Balance, December 31, 2021	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	10,000,000	10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net (loss)	–	–	–	–	–	(136,721)	(136,721)
Conversion of preferred stock-related party	(1,042,500)	(1,042)	104,250,000	104,250	(103,208)	–	–
Forgiveness of debt-related party	–	–	–	–	239,444	–	239,444
Balance, December 31, 2022	8,957,500	8,958	122,260,208	$122,260	$171,431	$(430,724)	$(128,075)

The accompanying notes are an integral part of these financial statements.

MDWERKS, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(136,721)	$37,976
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	–	6,825
Changes in operating assets and liabilities:
Accounts payable	22,732	(64,460)
NET CASH (USED IN) OPERATING ACTIVITIES	(113,989)	(19,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances Payable	113,989	19,659
NET CASH PROVIDED BY FINANCING ACTIVITIES	113,989	19,659

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	–	–

CASH AND CASH EQUIVALENTS:
Beginning of period	–	–
End of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution-related party	$239,444	$–
Conversion of preferred stock-related party	$104,250	$–

The accompanying notes are an integral part of these financial statements.

MDWERKS, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and December 31, 2021.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2022 and December 31, 2021. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2022 and December 31, 2021.

Loss Per Share –Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended December 31, 2022 and December 31, 2021, there were no options, warrants or derivative securities outstanding.

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

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $136,721 and an accumulated deficit of $430,724 as of and for the year ended December 31, 2022. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company’s accounts payable as of December 31, 2022 and 2021 consists of trades payable of $23,871 and $1,139, respectively.

NOTE-4 ADVANCES PAYABLE

The Company received advances aggregating $29,444 from a non-related parties during the first half of 2022 in order to cover legal, accounting and other various public company related operating expenses. The balance owed to this non-related party was $29,444 as of June 30, 2022 which was satisfied in July 2022. This amount was forgiven, along with the outstanding note payable of $210,000. The SPA, provides, among other things, that the Company’s obligations under its convertible notes and advances payable aggregating $239,444 are forgiven. This transaction was recognized as an in substance related party transaction. The forgiveness of debt was recognized as capital contribution during July 2022 in the accompanying financial statements.

The Company received advances aggregating $104,204 from two non-related parties during the second half of 2022 to cover legal, accounting and other various public company related operating expenses. The advances are unsecured, non-interest bearing and are due on demand.

NOTE 5 – NOTES PAYABLE

On July 18, 2014, the Company sold and issued a convertible promissory note in the principal amount of $210,000 to an investor in exchange for $210,000 in cash (the “Note”). The Note has no maturity date and is due on demand by the holder at any time. The Note converts into shares of the Company’s common stock at a fixed conversion price of $0.0005 per share provided that the Holder shall not convert into any amount exceeding 9.99% of the then issued and outstanding shares of the Company. On July 28, 2020, the Note was subsequently sold and purchased by a non-related 3rd party investor. The outstanding balance owed on this note is $0 and $210,000 as of December 31, 2022 and 2021, respectively.

During July 2022, the holders of the Company’s shares of Preferred Stock sold their shares pursuant to a Stock Purchase Agreement (“SPA”), executed with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”). The SPA, provides, among other things, that the Company’s obligations under its convertible notes and advances payable aggregating $239,444 are forgiven. This transaction was recognized as an in substance related party transaction. The forgiveness of debt was recognized as capital contribution during July 2022 in the accompanying financial statements.

NOTE 6 – CAPITAL STOCK

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The increase in authorized shares from 200,000,000 to 300,000,000 was effective September 13, 2022. At December 31, 2022, there were 122,260,208 shares issued and outstanding.

Holders of the Preferred Stock converted 1,042,500 shares of Preferred Stock into 104,250,000 shares of the Company’s common stock during December 2022.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At December 31, 2022 and December 31, 2021, there were 8,957,500 and 10,000,000 shares issued and outstanding, respectively.

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

NOTE 8- RELATED PARTY TRANSACTIONS

During July 2022, the holders of the Company’s shares of Preferred Stock sold their shares pursuant to a Stock Purchase Agreement (“SPA”), executed with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”). The SPA, provides, among other things, that the Company’s obligations under its convertible notes and advances payable aggregating $239,444 are forgiven. This transaction was recognized as an in substance related party transaction. The forgiveness of debt was recognized as capital contribution during July 2022 in the accompanying financial statements.

Holders of the Preferred Stock, the largest Company’s shareholder, converted 1,042,500 shares of Preferred Stock into 104,250,000 shares of the Company’s common stock during December 2022.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to March 27, 2023, the date that the financial statements were issued. Based on the review, management has determined that there are no other items requiring disclosure or adjustment, with the exceptions of the following:

On January 19, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”), , by and between the Company, RF Specialties LLC (“RFS”) and Keith A. Mort as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Immediately following the Exchange, RFS will be a wholly owned subsidiary of the Company. The Exchange Agreement is subject to certain closing conditions.

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Two Trees Beverage Co. (“Two Trees”). The Company, Merger Sub and Two Trees may be referred to herein collectively as the “Parties” and separately as a “Party.” In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, shall have the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which shall be apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). The Merger Agreement is subject to certain closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no reportable events pursuant to Item 304(b) of Regulation S-K in connection with a change in our accountants.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2022, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified in connection with the audit of our financial statements as of December 31, 2022 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

The following table sets forth the names, positions and ages of our current directors and executive officers. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Position	Age	Term of Office
Steven C. Laker	Chief Executive Officer, Chief Financial Officer, and Director	45	Appointed July 21, 2022
Michael Nordlicht	Chief Operating Officer and Director	35	Appointed July 21, 2022

Biographical information concerning the directors and executive officers listed above is set forth below:

Steven C. Laker. Steven C. Laker was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, and Director on July 21, 2022. Mr. Laker has served as the Chief Executive Officer of Sunwave USA Holdings Inc., a company focused on the energy and sustainability industry (“Sunwave”) since 2019. Previously, Mr. Laker served as Chief Executive Officer of Agera Energy LLC and its affiliates, from 2014 through 2018. . Mr. Laker received a Bachelor of Arts from SUNY Empire State College

Michael Nordlicht. Michael Nordlicht was appointed as the Company’s Chief Operating Officer and Director on July 21, 2022.

Mr. Nordlicht, served a Vice President of Sunwave, a company focused on the energy and systainability industry from 2019 to 2022. Also, Mr. Nordlicht served as the General Counsel for Agera Energy LLC, an electricity and natural gas provider from June 2014 through January 2019. Mr. Nordlicht received a Bachelor of Arts degree from Yeshiva University and Juris Doctor degree from Georgetown University Law Center.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

● Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

● Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

● Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

● Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

● Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

● Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

We have no independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.

Board Qualifications

We believe that each of the members of our board of directors has the experience, qualifications, attributes and skills that make him or her suitable to serve as our director, in light of our highly regulated magnesium business and the complex nature of our operations. See above under the heading Item 10. “Directors, Executive Officers and Corporate Governance” for a description of the education and experience of each director.

Board Leadership Structure and Board’s Role in Risk Oversight

Our board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The board oversees management of financial risks; our board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The board regularly reviews plans, results and potential risks related to our business. The board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Limitation on Liability and Indemnification of Officers and Directors

Section 145 of the Delaware General Corporation Law (the “DGCL”) empowers a Delaware corporation to indemnify any persons who are, or are threatened to be made, parties to any threatened, pending, or completed legal action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of such corporation), by reason of the fact that such person was an officer or director of such corporation, or is or was serving at the request of such corporation as a director, officer, employee, or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit, or proceeding, provided that such officer or director acted in good faith and in a manner he reasonably believed to be in or not opposed to the corporation’s best interests, and, for criminal proceedings, had no reasonable cause to believe his conduct was illegal. A Delaware corporation may indemnify officers and directors in an action by or in the right of the corporation under the same conditions, except that no indemnification is permitted without judicial approval if the officer or director is adjudged to be liable to the corporation in the performance of his duty. Where an officer or director is successful on the merits or otherwise in the defense of any action referred to above, the corporation must indemnify him against the expenses which such officer or director actually and reasonably incurred.

In accordance with Section 102(b)(7) of the DGCL, our certificate of incorporation provides that directors will not be personally liable for monetary damages for breaches of their fiduciary duty as directors. The effect of this provision is to eliminate the personal liability of directors for monetary damages or actions involving a breach of their fiduciary duty of care, including any actions involving gross negligence.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We have made no provisions for paying cash or non-cash compensation to its officers and directors. No salaries have been paid for the years ended December 31, 2022 and 2021, and none will be paid unless and until our operations generate sufficient cash flows.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

● our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2022,

● our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2022, and

● up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Laker	2022	—	—	—	—	—	—	—	—
Present, Chief Executive Officer Chief Financial Officer,	2021	—	—	—	—	—	—	—	—

Michael Gelmon, Former Chief Executive Officer(1)	2022	—							—
	2021	—						—	—

Michael Nordlicht	2022	—	—	—	—	—	—	—	—
Chief Operating Officer	2021	—	—	—	—	—	—	—	—

1.	Resigned on July 21, 2022.

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the year ended December 31, 2022.

Employment Contracts

At this time, we have not entered into any employment agreements with its officers and directors. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our officers and directors.

Equity Award Plans

We have not adopted any equity compensation plans but may do so in the future. The terms of any such plan have not been determined. As of December 31, 2022, there are no outstanding equity awards concerning unexercised options, stock that has not vested nor equity incentive plan awards for any named executive officer.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us during the year ended December 31, 2022.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Gelmon(1)
Steven C. Laker	0	0	0	0	0	0	0

(1)	Resigned as a director on July 21, 2022.
(2)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2022 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The following table sets forth information regarding the number of shares of Common Stock and Series A Preferred Stock beneficially owned as of the date of this Annual Report, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On December 31, 2022 we had 122,260,208 shares of common stock issued and outstanding and 8,957,500 shares of Series A Preferred Stock issued and outstanding.

	Common Stock		Series A Preferred Stock		Total			Voting
Name, Position and Address of Beneficial Owner	No. Beneficially Owned	% of Common Stock(1)	No. Beneficially Owned	% of Series A Preferred Shares(1)(2)	Total No. of Capital Stock Owned(2)	% of Total Capital Stock		% of Voting Capital Stock
Directors and Executive Officers
Steven C. Laker (3)	1,050,000	* %	-	-%	1,050,000	*	%	*	%
Michael Nordlicht (4)	2,250,000	1.84%	-	-	2,250,000	*		*
All directors and officers as a group (2 persons)	3,300,000	2.7%	-	-%	3,300,000	*	%	*	%
Five Percent Shareholders:
Tradition Reserve Trust 1 LLC. (5)	-	-	8,957,500	100%	89,575,000	42.08%		42.08%

Notes:

*	less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 23, 2023. On March 23, 2023, there were 123,273,097 shares of our common stock outstanding and 8,957,500 shares of Series A Preferred Stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 23, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is entitled to 100 votes per share.

(3)	Steve Laker is Chief Executive Officer and Director of the Company.

(4)	Michael Nordlicht is Chief Operating Officer and Director of the Company.

(5)	Kerry Cassidy is the Managing Member of Tradition Reserve Trust 1 LLC and has sole dispositive power over the shares owned by Tradition Reserve Trust 1 LLC. Its address is 107 N Greeley Ave., PO Box 892, Chappaqua New York 10514.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since November 1, 2020 and each currently proposed transaction in which:

●	We have been or will be a participant;
●	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Related parties include any person who is or was (since the beginning of the last fiscal year, even if such person does not presently serve in that role) our executive officer or director, any shareholder owning more than 5% of any class of our voting securities or an immediate family member of any such person.

Any potential related party transaction that requires approval will be reviewed and overseen by the Audit Committee, and the Audit Committee will consider such factors as it deems appropriate to determine whether to approve, ratify or disapprove the related party transaction. The Audit Committee may approve the related party transaction only if it determines in good faith that, under all of the circumstances, the transaction is in the best interests of us and our shareholders.

Transactions with Related Parties

During July 2022, the holders of the Company’s shares of Preferred Stock sold their shares pursuant to a Stock Purchase Agreement (“SPA”), executed with (i) Tradition Reserve I LLC, a New York limited liability company (“Buyer”); and (ii) Ronin Equity Partners, Inc., a Texas corporation (“Seller”). The SPA, provides, among other things, that the Company’s obligations under its convertible notes and advances payable aggregating $239,444 are forgiven. This transaction was recognized as an in substance related party transaction.

Holders of the Preferred Stock, the largest Company’s shareholder, converted 1,042,500 shares of Preferred Stock into 104,250,000 shares of the Company’s common stock during December 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by M&K CPAs LLC, our independent registered public accounting firm for the fiscal year ended December 31, 2022 and provided by TAAD LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2021.

	2022	2021
Audit Fees	$9,500	$9,500
Audit-Related Fees	$–	–
Tax Fees	$–	$–
All Other Fees	$–	–
Total	$9,500	$9,500

Audit Fees - This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2022 and 2021 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

Dated: March 27, 2023	By:	/s/ Steven C. Laker
Steve Laker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Laker		March 27, 2023
Steven C. Laker	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Michael Nordlicht		March 27, 2023
Michael Nordlicht	Director

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Merger Agreement, dated February 13, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 17, 2023)
2.2	Amendment No. 1 to Merger Agreement, dated February 16, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.2 to the Registrants Current Report on Form 8-K filed with the SEC on February 17, 2023)
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the Registrants Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.3	Certificate of Elimination of the registrant (Incorporated by reference to Exhibit 3.3 to the Registrants Current Report on Form 8-K filed with the SEC on September 19, 2022).
10.1	Exchange Agreement, dated as of January 19, 2023, by and among the registrant, RF Specialties LLC and Keith A. Mort (Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on January 25, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Principal Executive Officer and Principal Accounting Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Included in Exhibit 31.1

** Included in Exhibit 32.1

