Form 10-K/A
period 2022-12-31
MDWerks, Inc.
filed 2023-05-31
CIK 1295514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of May 30, 2023 the Company has 123,401,505 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MDwerks, Inc., a Delaware corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the quarterly period ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Form 10-K”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-K (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-K: (i) Subsequent to the Company’s filing of the 10-K, it was discovered that a bank account of the Company was not included in the 10-K, and the Company determined that the errors required adjustment of 2022 Financial Statements. This led to an understatement of certain expenses and an understatement of the Company’s cash balance; and, (ii) the Company and M&K determined that the reporting effects of the above errors had a material impact to the 2022 Financial Statements included in the 10-K. As a result, the 2022 Financial Statements will be restated, and the Company will file an amendment to the 10-K with the SEC.

On May 19, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-K should not be relied upon.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2022, as the Company’s review control over the accuracy of its financial statements did not operate effectively, resulting in material errors in the financial statements. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Item 9.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-K have been amended:

●	Item 8, Financial Statements and Supplementary Data

●	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Item 9, Controls and Procedures

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer, Chief Financial Officer, and President.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-K and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Amendment No. 1 regarding development of our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	any statements of the plans, strategies and objectives of management for future operations;

●	any statements concerning proposed new products, services or developments;

●	any statements regarding future economic conditions or performance;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

●	our estimates regarding the sufficiency of our cash resources and our need for additional funding; and,

●	any statement that our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 pandemic.

The words “believe,” “anticipate,” “design,” “estimate,” “plan,” “predict,” “seek,” “expect,” “intend,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed in our forward-looking statements and you should not place undue reliance on these statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These factors and the other cautionary statements made in this Amendment No. 1 should be read as being applicable to all related forward-looking statements whenever they appear herein. Except as required by law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Restatement of Previously Issued Consolidated Financial Statements

This Comprehensive Annual Report restates amounts included in the 2022 Annual Report described above, including the audited consolidated financial statements at December 31, 2022. A newly opened bank account was not presented in the previous report thus requiring the restatement.

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

We have not been profitable since our inception. Since our inception on July 22, 2003 to December 31, 2022, we had an accumulated deficit of $447,716. There is a risk that we may never bring our yet to be determined acquisition of business or assets and subsequent business operations to the marketplace. In addition, there is no guarantee that our subsequent operations will be profitable in the future and you could lose your entire investment.

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

The Company has 300,000,000 authorized common shares, of which 123,401,505 are currently issued and outstanding and 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 8,957,500 shares are issued and outstanding. Pursuant to the terms of the Exchange Agreement and the Merger Agreement, we plan to issue an aggregate of 67,500,000 shares of common stock and cancel or redeem the shares of the Series A Preferred Stock at or before closing. Consequently, following issuance of the shares in connection with the Exchange Agreement and Merger Agreement, our current shareholders will own approximately 64.4% of the Company’s issued and outstanding common stock, causing a large dilution in the equity portion of our current shareholders. Additionally, large share issuances would generally have a negative impact on our share price.

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

Fiscal Year 2022	High	Low

March 31, 2022	$.045	$.017
June 30, 2022	$.035	$.012
September 30, 2022	$.15	$.012
December 31, 2022	$.08	$.032

Fiscal Year 2021

March 31, 2021	$.02	$.02
June 30, 2021	$.06	$.06
September 30, 2021	$.03	$.0.03
December 31, 2021	$.01	$.01

Last Reported Price

On May 30, 2023 the last reported bid price of our shares of common stock reported on the OTC PINK was $.001 per share.

Holders of Common Stock

As of May 19, 2023, there were approximately 138 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Restatement of Previously Issued Consolidated Financial Statements

In December 2022 Tradition Reserve 1 LLC contributed $30,100 to MDWerks Inc. These funds represent the   holdback amount of the purchase price between Tradition Reserve 1 LLC and Ronin Equity Partners Inc. and were used to open a new bank account.  This new bank account for MDWerks Inc. was inadvertently not included in the year end audit. The bank account was set up at the end of 2022 to receive funds that were held back from the purchase price of the preferred shares Tradition Reserve 1 LLC purchased from Ronin Equity Partners Inc. that closed on July 1, 2022. Such funds reflected expenses incurred that were indemnified by the Seller pursuant to the Purchase Agreement. These funds were held in the attorney’s escrow account and transferred to the new account upon opening.

The total funds received into the bank account were $30,100. This amount represents the holdback amount less the amounts set off against the holdback amount pursuant to the Agreement.

As a result of the bank account not being included in the year end audit, MDWK’s cash balances were understated ($30,100 less expenses paid from the account before year end), along with expenses being understated in the amount that were paid from that account. These funds were recorded and treated as contributed capital by the Company.

Results of Operations

Fiscal Year Ended December 31, 2022 compared to Year Ended December 31, 2021

We did not earn any revenues for the year ended December 31, 2022 and December 31, 2021.

Operating Expenses. The Company reported operating expenses of $153,713 consisting primarily of legal, accounting and various other public company related expenses for the year ended December 31, 2022 compared to $20,798 for the year ended December 31, 2021. The $132,915 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations as well as our activities related to the transactions involving the Change of Control and the Planned Acquisitions.

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

As of December 31, 2022 our cash balance was $23,715 and December 31, 2021, we had no cash. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $447,716. At December 31, 2022, the Company has working capital deficit of $114,967.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the years ended December 31, 2022 and 2021, were $120,374 and $19,659. The increase was attributable to an increase in net loss partially offset by an increase in accounts payable.

Cash Provided by Financing Activities. Net cash provided by financing activities for the years ended December 31, 2022 and 2021, were $144,089 and $19,659. The increase was attributable to an increase in advances payable and contributed capital.

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

Index to Financial Statements - Restated

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

Critical Audit Matter

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

Restatement to Correct Previously Issued Financial Statements

As discussed in Note 9 to the financial statements, the 2022 financial statements have been restated to correct misstatements discovered during the current year.

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

Critical Audit Matter

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

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

Houston, TX

March 27, 2023, except for the effect of the restatement disclosed in Notes 3, 8, 9, and 10 and the related policies in Note 2, as to which the date is May 31, 2023

MDWERKS, INC.

Balance Sheet

	December 31, 2022 (restated)	December 31, 2021

ASSETS
Cash	$23,715	$–
TOTAL ASSETS	$23,715	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,478	$1,139
Advances Payable	104,204	19,659
Convertible notes payable	–	210,000
TOTAL CURRENT LIABILITIES	138,682	230,798
TOTAL LIABILITIES	138,682	230,798
STOCKHOLDERS’ DEFICIT
Preferred stock, par value .001; 10,000,000 shares authorized, of which 8,957,500 and 10,000,000 are issued and outstanding as of December 31, 2022 and 2021	8,958	10,000
Common stock, par value .001, 300,000,000 shares authorized, of which 122,260,208 and 18,010,028 are shares issued and outstanding as of December 31, 2022 and 2021	122,260	18,010
Additional paid in capital	201,531	35,195
Accumulated deficit	(447,716)	(294,003)
TOTAL STOCKHOLDERS’ DEFICIT	(114,967)	(230,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,715	$–

The accompanying notes are an integral part of these financial statements.

MDWERKS, INC.

Statements of Operations

	For the Year Ended December 31, 2022 (restated)	For the Year Ended December 31, 2021
Operating Expenses
General and administrative expenses	$153,713	$20,798
Total operating expenses	153,713	20,798
Net (Loss)	(153,713)	(20,798)

Other Income/Expenses
Interest Expense	–	(6,825)
Gain on Forgiveness of Debt	–	65,599
Total Other Income	–	58,774

Net (loss) income	$(153,713)	$37,976

Net (loss) income per share
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic	24,565,003	18,010,208
Diluted	24,565,003	18,010,208

The accompanying notes are an integral part of the financial statements.

MDWERKS, INC.

Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	10,000,000	$10,000	18,010,208	$18,010	$28,370	$(331,979)	$(275,599)
Imputed Interest	–	–	–	–	6,825	–	6,825
Net (loss) Income	–	–	–	–	–	37,976	37,976
Balance, December 31, 2021	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)

(restated)	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	10,000,000	10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net (loss)	–	–	–	–	–	(153,713)	(153,713)
Conversion of preferred stock-related party	(1,042,500)	(1,042)	104,250,000	104,250	(103,208)	–	–
Contributed Capital					30,100		30,100
Forgiveness of debt-related party	–	–	–	–	239,444	–	239,444
Balance, December 31, 2022	8,957,500	8,958	122,260,208	$122,260	$201,531	$(447,716)	$(114,967)

The accompanying notes are an integral part of these financial statements.

MDWERKS, INC.

Statements of Cash Flows

	For the Year Ended December 31, 2022 (restated)	For the Year Ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(153,713)	$37,976
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	–	6,825
Changes in operating assets and liabilities:
Accounts payable	33,339	(64,460)
NET CASH (USED IN) OPERATING ACTIVITIES	(120,374)	(19,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital	30,100	–
Advances Payable	113,989	19,659
NET CASH PROVIDED BY FINANCING ACTIVITIES	144,089	19,659

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,715	–

CASH AND CASH EQUIVALENTS:
Beginning of period	–	–
End of period	$23,715	$–

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution-related party	$239,444	$–
Conversion of preferred stock-related party	$104,250	$–

The accompanying notes are an integral part of these financial statements.

MDWERKS, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2022 (restated) and 2021

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had $23,715 cash equivalents at December 31, 2022 and no cash at December 31, 2021.

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

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $153,713 and an accumulated deficit of $447,716 as of and for the year ended December 31, 2022. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company’s accounts payable as of December 31, 2022 and 2021 consists of trades payable of $34,478 and $1,139, respectively.

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

In December 2022 Tradition Reserve 1 LLC contributed $30,100 as contributed capital to MDWerks Inc. These funds represent the holdback amount of the purchase price between Tradition Reserve 1 LLC and Ronin Equity Partners Inc.

Holders of the Preferred Stock, the largest Company’s shareholder, converted 1,042,500 shares of Preferred Stock into 104,250,000 shares of the Company’s common stock during December 2022.

NOTE 9 – RESTATEMENT

In December 2022 Tradition Reserve 1 LLC contributed $30,100 to MDWerks Inc. These funds represent the holdback amount of the purchase price between Tradition Reserve 1 LLC and Ronin Equity Partners Inc. and were used to open a new bank account.  This new bank account for MDWerks Inc. was inadvertently not included in the year end audit. The bank account was set up at the end of 2022 to receive funds that were held back from the purchase price of the preferred shares Tradition Reserve 1 LLC purchased from Ronin Equity Partners Inc. that closed on July 1, 2022. Such funds reflected expenses incurred that were indemnified by the Seller pursuant to the Purchase Agreement. These funds were held in the attorney’s escrow account and transferred to the new account upon opening.

The total funds received into the bank account were $30,100. This amount represents the holdback amount less the amounts set off against the holdback amount pursuant to the Agreement.

As a result of the bank account not being included in the year end audit, MDWK’s cash balances were understated ($30,100 less expenses paid from the account before year end), along with expenses being understated in the amount that were paid from that account. These funds were recorded and treated as contributed capital by the Company.

MDWERKS, INC.

Balance Sheet

	December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated

ASSETS	$-	23,715	$23,715

TOTAL ASSETS	$-	23,715	23,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,871	10,607	34,478
Advances payable	104,204	-	104,204
Convertible notes payable	-

TOTAL LIABILITIES	128,075	10,607	138,682

STOCKHOLDERS’ DEFICIT
Preferred stock, par value .001; 10,000,000 shares authorized of which 8,957,500 are issued and outstanding	8,958	-	8,958
Common stock, par value .001; 300,000,000 shares authorized of which 122,260,208 shares are issued and outstanding	122,260	-	122,260
Additional paid in capital	171,431	30,100	201,531
Accumulated deficit	(430,724)	(16,992)	(447,716)

TOTAL STOCKHOLDERS’ DEFICIT	$(128,075)	13,108	(114,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	23,715	23,715

The accompanying notes are an integral part of these financial statements

MDWERKS, INC.

Condensed Statement of Operations

	December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated

Operating expenses
General and administrative	$136,721	$16,992	$153,713
Total operating expenses	136,721	$16,992	153,713

Net loss from operations	(136,721)	$(16,992)	(153,713)

Other income
Interest			-
Gain on forgiveness of debt	-		-
Total other income	-		-

Net (loss) income	$(136,721)	$(16,992)	$(153,713)

Net (loss) income per share
Basic	$(0.01)	$0	$(0.01)
Diluted	$(0.01)	$(0)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	24,565,003	$-	24,565,003
Diluted	24,565,003	$-	24,565,003

The accompanying notes are an integral part of these financial statements

MDWERKS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Year Ended December 31, 2022 (As Previously Reported)
Balance January 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net loss	-	-	-	-	-	(136,721)	(136,721)
Conversion of preferred stock	(1,042,500)	(1,042)	104,250,000	104,250	(103,208)	-	-
Forgiveness of debt	-		-		239,444	-	239,444
Balance December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$171,431	$(430,724)	$(128,075)

Year Ended December 31, 2022 (As Restated)
Balance January 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net loss	-	-	-	-	-	(153,713)	(153,713)
Conversion of preferred stock	(1,042,500)	(1,042)	104,250,000	104,250	(103,208)	-	-
Forgiveness of debt	-		-		239,444	-	239,444
Contributed Capital					30,100		30,100
Balance December 31, 2022	$8,957,500	$8,958	$122,260,208	$122,260	$201,531	$(447,716)	$(114,967)

MDWERKS, INC.

Statement of Cash Flows

	December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(136,721)	$(16,992)	$(153,713)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on forgiveness of debt	-

Changes in operating assets and liabilities:
Accounts payable	22,732	$10,607	33,339

NET CASH USED IN OPERATING ACTIVITIES	(113,989)	$(6,385)	(120,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-		-

NET CASH USED IN INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances payable	113,989	$-	113,989
Contributed Capital		$30,100	30,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,989	$30,100	144,089

NET CHANGE IN CASH	-	$23,715	23,715

CASH - BEGINNING OF YEAR	-		-

CASH - END OF YEAR	-	$23,715	23,715

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution	$239,444	$-	$239,444
Conversion of preferred stock	$104,250	$-	$104,250

The accompanying notes are an integral part of these financial statements

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to May 30, 2023, the date that the financial statements were issued. Based on the review, management has determined that there are no other items requiring disclosure or adjustment, with the exceptions of the following:

MDWerks Inc. issued an additional 1,141,297 shares pursuant to a subscription agreement.

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

Additionally, as disclosed in the Company’s Current Report on Form 8-K filed on May 19, 2023 with the SEC, on May 15, 2023, M&K CPAS, PLLC, the Company’s independent registered public accounting firm (“M&K”), notified the Company that the Company’s balance sheet as of December 31, 2022, and the related statements of operations, statement of changes in stockholders’ equity (deficit), and cash flows (the “2022 Financial Statements”) included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “10-K”) should be restated and should no longer be relied upon:

(i)	Subsequent to the Company’s filing of the 10-K, it was discovered that a bank account of the Company was not included in the 10-K, and the Company determined that the errors required adjustment of 2022 Financial Statements. This led to an understatement of certain expenses and an understatement of the Company’s cash balance; and,
(ii)	The Company and M&K determined that the reporting effects of the above errors had a material impact to the 2022 Financial Statements included in the 10-K. As a result, the 2022 Financial Statements will be restated, and the Company will file an amendment to the 10-K with the SEC.

The following errors impacted the Filings:

(i)	Failure to include cash in the amount of $23,715;
(ii)	Failure to include G&A expense increase of $23,350;
(iii)	An increase in accounts payable of $16,955.

The Company’s management concluded that in light of the errors mentioned above, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2022, and the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

The Company’s management and its Board of Directors have discussed the matters disclosed in this Current Report on Form 8-K pursuant to this Item 4.02 with M&K.

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

	Common Stock		Series A Preferred Stock		Total			Voting
Name, Position and Address of Beneficial Owner	No. Beneficially Owned	% of Common Stock(1)	No. Beneficially Owned	% of Series A Preferred Shares(1)(2)	Total No. of Capital Stock Owned(2)	% of Total Capital Stock		% of Voting Capital Stock
Directors and Executive Officers
Steven C. Laker (3)	1,050,000	* %	-	-%	1,050,000	*	%	*	%
Michael Nordlicht (4)	2,250,000	1.82%	-	-	2,250,000	*		*
All directors and officers as a group (2 persons)	3,300,000	2.6%	-	-%	3,300,000	*	%	*	%
Five Percent Shareholders:
Tradition Reserve Trust 1 LLC. (5)	-	-	8,957,500	100%	89,575,000	42.08%		42.08%

Notes:

*	less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on May 19, 2023. On May 19, 2023, there were 123,273,097 shares of our common stock outstanding and 8,957,500 shares of Series A Preferred Stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 23, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is entitled to 100 votes per share.

(3)	Steve Laker is Chief Executive Officer and Director of the Company.

(4)	Michael Nordlicht is Chief Operating Officer and Director of the Company.

(5)	Kerry Cassidy is the Managing Member of Tradition Reserve Trust 1 LLC and has sole dispositive power over the shares owned by Tradition Reserve Trust 1 LLC. Its address is 107 N Greeley Ave., PO Box 892, Chappaqua New York 10514.

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

In December 2022 Tradition Reserve 1 LLC contributed $30,100 to MDWerks Inc. as contributed capital. These funds represent the holdback amount of the purchase price between Tradition Reserve 1 LLC and Ronin Equity Partners Inc. and were used to open a new bank account.

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

	2022	2021
Audit Fees	$9,500	$9,500
Audit-Related Fees	$4,000	–
Tax Fees	$–	$–
All Other Fees	$–	–
Total	$13,500	$9,500

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

MDwerks, Inc.

Dated: May 31, 2023	By:	/s/ Steven C. Laker
Steve Laker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Laker		May 31, 2023
Steven C. Laker	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Michael Nordlicht		May 31, 2023
Michael Nordlicht	Director

EXHIBIT INDEX

Exhibit No.	Document Description

2.1	Merger Agreement, dated February 13, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.1 to the Registrants Current Report on Form 8-K filed with the SEC on February 17, 2023)
2.2	Amendment No. 1 to Merger Agreement, dated February 16, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.2 to the Registrants Current Report on Form 8-K filed with the SEC on February 17, 2023)
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the Registrants Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.3	Certificate of Elimination of the registrant (Incorporated by reference to Exhibit 3.3 to the Registrants Current Report on Form 8-K filed with the SEC on September 19, 2022).
10.1	Exchange Agreement, dated as of January 19, 2023, by and among the registrant, RF Specialties LLC and Keith A. Mort (Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K filed with the SEC on January 25, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Principal Executive Officer and Principal Accounting Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Included in Exhibit 31.1

** Included in Exhibit 32.1

