Form 10-Q
period 2023-03-31
MDWerks, Inc.
filed 2023-06-08
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

MDwerks, Inc.

(Exact name of small business issuer as specified in its charter)

Commission File No. 000-56299

Delaware	33-1095411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Walnut Street, Suite 20125

Green Cove, FL 32043

(Address of Principal Executive Offices)

(252) 501-0019

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of June 8, 2023, the Company has 124,734,838 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

MDWERKS, INC.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash	$41,228	$23,715

TOTAL ASSETS	$41,228	$23,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,175	$34,478
Advances payable	94,873	104,204

TOTAL LIABILITIES	112,048	138,682

STOCKHOLDERS’ DEFICIT

Preferred stock, par value $0.001; 10,000,000 shares authorized of which 8,957,500 are issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized of which 122,260,208 shares are issued and outstanding at 12/31/22 and 123,401,506 shares are issued and outstanding at 3/31/23	123,401	122,260

Additional paid in capital	285,988	201,531
Accumulated deficit	(489,167)	(447,716)

TOTAL STOCKHOLDERS’ DEFICIT	$(70,820)	$(114,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,228	$23,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Operations

(unaudited)

	For the three month period ended March 31,
	2023	2022

Operating expenses
General and administrative	$41,451	$5,494
Total operating expenses	41,451	5,494

Net loss from operations	(41,451)	(5,494)

Other income
Interest	-	-
Total other income	-	-

Net loss	$(41,451)	$(5,494)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	122,712,732	18,010,208
Diluted	122,712,732	18,010,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended March 31, 2023 and twelve months ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2022	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Net loss	-	-	-	-	-	(153,713)	(153,713)
Conversion of preferred stock	(1,042,500)	(1,042)	104,250,000	104,250	(103,208)	-	-
Contributed Capital					30,100		30,100
Forgiveness of debt	-		-		239,444	-	239,444
Balance December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$(447,716)	$(114,967)

Balance January 1, 2023	8,957,500	$8,958	122,260,208	$122,260	$201,531	$(447,716)	$(114,967)
Common shares sold for cash			1,141,298	$1,141	$84,457		85,598
Net income	-	-	-	-	-	(41,451)	(41,451)
Balance March 31, 2023	8,957,500	$8,958	123,401,506	$123,401	$285,988	$(489,167)	$(70,820)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC,

Condensed Statements of Cash Flows

(unaudited)

	For the three month period ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,451)	$(5,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	-

Changes in operating assets and liabilities:
Accounts payable	(17,303)	4,494

NET CASH USED IN OPERATING ACTIVITIES	(58,754)	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of advances payable	(9,331)
Proceeds from subscription agreements	85,598	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	76,267	1,000

NET CHANGE IN CASH	17,513	-

CASH - BEGINNING OF YEAR	23,715	-

CASH - END OF PERIOD	41,228	-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution	$-	$-
Conversion of preferred stock	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Notes to Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDWerks, Inc. (the “Company”), a Delaware corporation, is focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from the Company’s public reporting status. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. As of the date of this report, the Company has not yet commenced any operations. All activity through the date of this report relates to preserving cash, making settlements with creditors, attempting to raise capital, and continuing the Company’s public reporting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2023.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2023. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2023.

Earnings Per Share –Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 2023, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the three months ended March 31, 2023.

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

Fair Value of Financial Instruments - The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Convertible notes payable - The Company accounts for convertible notes payable in accordance with ASC No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and cannot be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $41,451 and an accumulated deficit of $489,167 as of and for the three months ended March 31, 2023. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements - From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

NOTE 3 – ACCOUNTS PAYABLE

The Company had accounts payable balance of $17,175 as of March 31, 2023 and $34,478 as of December 31, 2022 and related to amounts owed for various professional services and public company related expenses.

NOTE 4 - ADVANCES PAYABLE

The Company had advances aggregating $104,204 as of December 31, 2022 and $94,873 as of March 31, 2023 from a non-related third party in order to cover legal, accounting and other various public company related operating expenses.

The Company repaid $9,331 of these advances during the three months ended March 31, 2023. The advances are unsecured, non-interest bearing and are due on demand.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value. At March 31, 2023, there were 123,401,506 shares of common stock issued and outstanding. During the three month period ended March 31, 2023, 1,141,298 shares were sold and issued for $85,598

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock is convertible into 100 shares of common stock, and each share of Series A Preferred Stock has the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At March 31, 2023, there were 8,957,500 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to June 8, 2023, the date that the financial statements were issued. In the subsequent period, the Company issued 1,333,333 shares for $100,000. Management has determined that there are no other items requiring disclosure or adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Plan of Operations

As of March 31, 2023, we had not commenced any operations. Our activities relate to our focus on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from our public reporting status. We also completed a change of control transaction on July 21, 2022 (the “Change of Control”). See “—Recent Developments—Change of Control”. In addition, in furtherance of our plans to consummate a Business Combination, on January 19, 2023, we entered into an Exchange Agreement to acquire RF Specialties LLC (“RFS”) and on February 13, 2023, we entered into a Merger Agreement to acquire Two Trees Beverage Co. (“Two Trees”). See “—Recent Developments—Planned Acquisitions”.

Recent Developments

Change of Control

On July 21, 2022, in connection with the change of control and composition of the Board of Directors of the Company (the “Board”), the Company entered into a Stock Purchase Agreement (the “SPA”) with (i) Tradition Reserve I LLC (“Buyer”); and (ii) Ronin Equity Partners, Inc. (“Seller”).

Pursuant to the SPA, on July 21, 2022 (the “Closing Date”), the Seller sold to the Buyer 10,000,000 shares of the Company’s Series A Convertible Preferred Stock held by the Seller (the “Shares”), representing 100% of the Company’s authorized and issued preferred stock, as of the Closing Date. In exchange for the sale of the Shares to the Buyer, the Buyer paid the Seller a total purchase price of $520,000 (the “Purchase Price”).

Further, at the closing of the transactions contemplated by the SPA (which include, but are not limited to, the purchases and sales of the Shares described above) (the “Closing”), the parties agreed that as of the Closing:

a) The Forgiven Debt (as defined hereinafter) was forgiven, as well as the Asia Note (as defined hereinafter), and any other loan agreements between the Company and Asia Pacific Partners, Inc. (“APP”). The parties acknowledged and agreed that the Company was indebted to APP, an affiliate of the Seller, in the amount of approximately $239,444, comprised of (i) the principal amount and accrued interest pursuant to a convertible promissory note dated July 18, 2014 in the amount of $210,000 as originally issued by the Company to Azure Associates, Inc. and purchased by APP on July 28, 2020 (the “Asia Note”), and (ii) various cash advances for a total of $29,444 as advanced by APP to the Company for working capital (the “Asia Cash Advances” and, together with any and all amounts that may have been due and payable pursuant to the Asia Note, the “Forgiven Debt”);

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

On the Closing Date, Buyer purchased the Shares, which both pre- and post-conversion represented approximately 98.23% of the Company’s outstanding voting securities, resulting in a change in control of the Company. Each share of preferred stock was convertible into 100 shares of common stock, and each share of preferred stock had the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At the Closing Date, there were 18,010,208 shares of common stock issued and outstanding. Kerry Cassidy is the majority membership unit holder and Managing Member of the Buyer, and therefore is deemed to have voting and dispositive power over the Company’s Shares held by the Buyer.

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

Two Trees

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Two Trees Beverage Co. (“Two Trees”).

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

Pursuant to the terms of the Merger Agreement, at the closing of the Merger, the Company’s Board of Directors will be expanded and a number of persons as named by Two Trees will be named to the Company Board such that such persons comprise a majority of the Company’s Board, and the Company’s Board as such newly constituted will name or replace any officers of the Company as it may determine. In addition, at the closing of the Merger, the directors and officers of Two Trees as in place immediately prior to the closing will remain in place as the directors and officers of the Surviving Corporation.

The board of directors of Merger Sub and the Company’s Board unanimously approved the transactions contemplated by the Merger Agreement, including the Merger, and the Company as the sole stockholder of Merger Sub approved the Merger Agreement and the Merger.

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

At the effective time of the Merger, shares of Two Trees’ common stock generally will be treated in the following manner:

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

Non-Reliance on Previously Issued Financial Statements

On May 15, 2023, M&K CPAS, PLLC, the Company’s independent registered public accounting firm (“M&K”), notified the Company that the Company’s balance sheet as of December 31, 2022, and the related statements of operations, statement of changes in stockholders’ equity (deficit), and cash flows (the “2022 Financial Statements”) included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “10-K”) should be restated and should no longer be relied upon.

Subsequent to the Company’s filing of the 10-K, it was discovered that a bank account of the Company was not included in the 10-K, and the Company determined that the errors required adjustment of 2022 Financial Statements. This led to an understatement of certain expenses and an understatement of the Company’s cash balance.

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

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Revenues. We did not earn any revenues during the three months ended March 31, 2023 and 2022.

Operating Expenses. The Company reported operating expenses of $41,451, consisting primarily of legal, accounting and various other public company related expenses for the three months ended March 31, 2023, compared to $5,494 for the three months ended March 31, 2022. The $35,957 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations, as well as our activities related to the transactions involving the Change of Control and the planned acquisitions discussed above.

Total Other Income. Total other income was $0 for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022. There has been no change in other income.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of March 31, 2023 and 2022, we had $41,228 and $0 cash, respectively. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of March 31, 2023, the Company had incurred operating losses since inception of $489,167. At March 31, 2023, the Company had a working capital deficit of $70,820.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2023 and 2022, were $58,754 and $1,000, respectively. The increase was attributable to an increase in net loss, partially offset by an increase in accounts payable.

Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $76,267 and $1,000, respectively. The increase was attributable to proceeds from subscriptions agreements, offset by repayment of advances payable.

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company sold 1,141,298 shares of common stock for aggregate proceeds of $85,598.

The above securities issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Regulation D and Section 4(a)(2), as applicable under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Merger Agreement, dated February 13, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023).

2.2	Amendment No. 1 to Merger Agreement, dated February 16, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023).

2.3

Asset Purchase Agreement, dated as of May 31, 2023, by and between the registrant and Automotive Transmission Engineering Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2023).

10.1	Exchange Agreement, dated as of January 19, 2023, by and among the registrant, RF Specialties LLC and Keith A. Mort (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDWERKS, Inc.

Date: June 8, 2023	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

