Form 10-Q
period 2023-06-30
MDWerks, Inc.
filed 2023-08-04
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

MDwerks, Inc.

(Exact name of small business issuer as specified in its charter)

Commission File No. 000-56299

Delaware	33-1095411
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

411 Walnut Street, Suite 20125

Green Cove, FL 32043

(Address of Principal Executive Offices)

(252)501-0019

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

As of July 27, 2023, the Company has 125,134,838 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

MDWerks, Inc

Condensed Balance Sheet

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash	$4,938	$23,715

Total Current Assets	$4,938	$23,715

Intangible Assets, net of Accumulated Amortization of $275 and $0, respectively	19,225	-
Fix Assets, net of Accumulated Depreciation of $0 and $0, respectively	88,000	-

Total Assets	$112,163	$23,715

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable & accrued expenses	$4,524	$34,478
Advances payable	145,373	104,204

Total Liabilities	149,897	138,682

Stockholders’ Deficit
Preferred stock, par value $0.001; 10,000,000 shares authorized of which 8,957,500 are issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized of which 122,260,208 shares are issued and outstanding at 12/31/22 and 124,734,838 shares are issued and outstanding at 6/30/23	124,735	122,260
Additional paid in capital	387,492	201,531
Accumulated deficit	(558,919)	(447,716)

Total Stockholders’ Deficit	$(37,734)	$(114,967)

Total Liabilities and Stockholders’ Deficit	$112,163	$23,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWerks, Inc

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating Expenses
General & Administrative	$64,076	$3,152	$105,527	$8,646
Total Operating Expenses	64,076	3,152	105,527	8,646

Net Income (Loss) from Operations	(64,076)	(3,152)	(105,527)	(8,646)

Other Income (Expense)
Interest	(5,676)	-	(5,676)	-
Total Other Income (Expense)	(5,676)	-	(5,676)	-

Net Income (Loss)	$(69,752)	$(3,152)	$(111,203)	$(8,646)

Net Income (Loss) per share
Basic	(0.00)	(0.00)	(0.00)	(0.00)
Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares
Basic	123,855,718	18,010,208	123,284,882	18,010,208
Diluted	123,855,718	18,010,208	123,284,882	18,010,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	1,000,000	10,000	18,010,208	18,010	35,195	(294,003)	(230,798)

Net loss						(5,494)	(5,494)
Balance March 31, 2022	1,000,000	10,000	18,010,208	18,010	35,195	(299,497)	(236,292)

Net loss						(3,152)	(3,152)
Balance June 30, 2022	1,000,000	10,000	18,010,208	18,010	35,195	(302,649)	(239,444)

Balance December 31, 2022	8,957,500	8,958	122,260,208	122,260	201,531	(447,716)	(114,967)

Common Shares sold for cash			1,141,298	1,141	84,457		85,598
Net loss						(41,451)	(41,451)
Balance March 31, 2023	8,957,500	8,958	123,401,506	123,401	285,988	(489,167)	(70,820)

Common Shares sold for cash			1,333,333	1,334	98,666		100,000
Imputed Interest					2,838		2,838
Net loss						(69,752)	(69,752)
Balance June 30, 2023	8,957,500	8,958	124,734,838	124,735	387,492	(558,919)	(37,734)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Condensed Statement of Cash Flows

(unaudited)

	For the six month period ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(111,203)	$(8,646)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accumulated Amortization	275
Imputed Interest	2,838	-

Changes in operating assets and liabilities:
Accounts Payable	(32,792)	(1,139)
Accrued Expenses	2,838	-

NET CASH USED IN OPERATING ACTIVITIES	(138,044)	(9,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible Assets	(19,500)	-
Purchase of Fixed Assets	(88,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(107,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable	50,500	9,785
Repayment of advances payable	(9,331)	-
Proceeds from subsription agreements	185,598	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	226,767	9,785

NET CHANGE IN CASH	(18,777)	-

CASH - BEGINNING OF YEAR	23,715	-

CASH - END OF PERIOD	4,938	-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution	$-	$-
Conversion of preferred stock	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

MDWERKS, INC.

Notes to Unaudited Condensed Financial Statements

For the Six Months Ended June 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of six months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2023.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2023. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2023.

Earnings Per Share –Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the six months ended June 30, 2023, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the six months ended June 30, 2023. Due to the net loss for the period the warrants are anti dilutive.

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

Convertible notes payable - The Company accounts for convertible notes payable in accordance with the ASC No. 815, Derivatives and Hedging, since the conversion feature is not indexed to the Company’s stock and cannot be classified in equity. The Company allocates the proceeds received from convertible notes payable between the liability component and conversion feature component. The conversion feature that is considered embedded derivative liabilities has been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company has also recorded the resulting discount on debt related to the conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a net loss of $111,203 and an accumulated deficit of $558,919 as of and for the six months ended June 30, 2023. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company had accounts payable balance of $4,524 as of June 30, 2023 and $34,378 as of December 31, 2022 and related to amounts owed for various professional services and public company related expenses.

NOTE 4 – ADVANCES PAYABLE

The Company had advances aggregating $104,204 as of December 31, 2022 and $145,373 as of June 30, 2023 from a non-related third party in order to cover legal, accounting and other various public company related operating expenses.

The Company borrowed $50,500 to cover legal, accounting and other various public company related operating expenses during this period. This borrowing accrues at a 5% interest rate with an additional 5% imputed interest for a total interest expense of $5,676 for the six months ended June 30, 2023.

The Company repaid $9,331 of these advances during the six months ended June 30, 2023. The advances are unsecured, non-interest bearing and are due on demand.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value. At June 30, 2023, there were 124,734,838 shares of common stock issued and outstanding. During the six month period ended June 30, 2023 2,474,631 shares were sold and issued for $185,598. The shares were issued as a unit consisting of 1 share of common stock, a warrant for the purchase of 1 share of common stock for $1 with a 5 year term and a second warrant for the purchase of 1 share of common stock for $2 with a 5 year term. The warrants were valued using a Black Scholes model and the warrants were determined to have a relative fair value of $43,420.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock is convertible into 100 shares of common stock, and each share of Series A Preferred Stock has the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At June 30, 2023, there were 8,957,500 shares issued and outstanding.

Nothing was outstanding in 2022. A total of 5,749,262 warrants are currently outstanding. Nothing has been exercised and nothing has been forfeited.

Stock Warrants

The following table represents stock warrant activity during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding at December 31, 2022	-	-	-
Warrants granted	4,949,262	1.50	4.7
Warrants forfeited	-	-	-
Outstanding at June 30, 2023	4,949,262	$1.50	4.7
Exercisable at June 30, 2023	4,949,262	1.50	4.7

NOTE 6 – INTELLECTUAL PROPERTY

On April 21, 2023 the Company purchased from Don Ramer certain intellectual property for $19,500. The amortization for the intellectual property is $275. It has a useful life through November 22, 2036.

NOTE 7 – FIXED ASSETS

On May 31, 2023, the Company purchased certain assets for $88,000. The purchased assets have a useful life of 7 years and have not yet been placed into service.

NOTE 8 – CONTINGENCY

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to July 31, 2023, the date the financial statements were issued. In the subsequent period, the Company issued 400,000 shares for $30,000. Management has determined that there are no other items requiring disclosure of adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Plan of Operations

As of June 30, 2023, we had not commenced any operations. Our activities relate to our focus on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from our public reporting status. We also completed a change of control transaction on July 21, 2022 (the “Change of Control”). See “—Recent Developments—Change of Control”. In addition, in furtherance of our plans to consummate a Business Combination, on January 19, 2023, we entered into an Exchange Agreement to acquire RF Specialties LLC (“RFS”) and on February 13, 2023, we entered into a Merger Agreement to acquire Two Trees Beverage Co. (“Two Trees”). See “—Recent Developments—Planned Acquisitions”.

Recent Developments

Change of Control

On July 21, 2022, the Company in connection with the change of control and composition of the Board of Directors of the Company (the “Board”) entered into a Stock Purchase Agreement (the “SPA”) with (i) Tradition Reserve I LLC (“Buyer”); and (ii) Ronin Equity Partners, Inc. (“Seller”).

Pursuant to the SPA, on July 21, 2022 (the “Closing Date”) the Seller sold to the Buyer 10,000,000 shares of the Company’s Series A Convertible Preferred Stock held by the Seller (the “Shares”), representing 100% of the Company’s authorized and issued preferred stock, as of the Closing Date. In exchange for the sale of the Shares to the Buyer, the Buyer paid the Seller a total purchase price of $520,000 (the “Purchase Price”).

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

Results of Operations

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

Revenues. We did not earn any revenues during the six months ended June 30, 2023 and 2022.

Operating Expenses. The Company reported operating expenses of $105,576, consisting primarily of legal, accounting and various other public company related expenses for the six months ended June 30, 2023, compared to $8,646 for the six months ended June 30, 2022. The $96,930 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations, as well as our activities related to the transactions involving the Change of Control and the planned acquisitions discussed above.

The Company reported operating expenses of $64,076, consisting primarily of legal, accounting and various other public company related expenses for the three months ended June 30, 2023, compared to $3,152 for the three months ended June 30, 2022. The $60,924 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations, as well as our activities related to the transactions involving the Change of Control and the planned acquisitions discussed above.

Total Other Income and Expense. Total other income was $0 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022. There was interest expense of $5,676 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of June 30, 2023 and 2022, we had $4,938 and $0 cash. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of June 30, 2023, the Company has incurred operating losses since inception of $558,919. At June 30, 2023, the Company has working capital deficit of $144,959.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2023 and 2022, were $138,044 and $9,785. The increase was attributable to an increase in net loss partially offset by an increase in accounts payable.

Cash Used from Investing Activities. Cash used for the purchase of IP and equipment for the six months ended June 30, 2023 was $19,500 and $88,000 respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 were $226,767 and $9,785. The increase was attributable to proceeds from subscriptions agreements offset by repayment of advances payable.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

1,141,298 shares sold for $85,598 during Q1 2023

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

MDWERKS, Inc.

Date: August 04, 2023	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

