Form 10-Q
period 2023-09-30
MDWerks, Inc.
filed 2023-11-14
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the Company has 127,491,518 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

MDWerks, Inc

Condensed Balance Sheet

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash	$166,048	$23,715
Loans receivable	75,000	-
Total Current Assets	241,048	23,715

Intangible assets, net of Accumulated amortization of $636 and $0, respectively	18,864	-
Fixed assets, net of Accumulated depreciation of $0 and $0, respectively	61,856	-
Note receivable	95,000	-
Total Assets	$416,768	$23,715

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$6,640	$34,478
Advances payable	203,504	104,204

Total Liabilities	210,144	138,682

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized of which 8,957,500 are issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized of which 122,260,208 shares are issued and outstanding at December 31, 2022 and 127,491,518 shares are issued and outstanding at September 30, 2023	127,492	122,260
Additional paid in capital	593,602	201,531
Accumulated deficit	(523,428)	(447,716)

Total Stockholders’ Equity (Deficit)	206,624	(114,967)

Total Liabilities and Stockholders’ Equity (Deficit)	$416,768	$23,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWerks, Inc

Condensed Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating Expenses
General and administrative	$129,132	$49,652	$234,659	$58,298
Total Operating Expenses	129,132	49,652	234,659	58,298

Net Loss from Operations	(129,132)	(49,652)	(234,659)	(58,298)

Other Income (Expense)
Interest	(4,232)	-	(9,908)	-
Gain on Sale of Asset	168,855		168,855
Total Other Income (Expense)	164,623	-	158,947	-

Net Income (Loss)	$35,491	$(49,652)	$(75,712)	$(58,298)

Net Income (Loss) per share
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Basic	125,643,163	18,010,208	124,077,691	18,010,208
Diluted	125,643,163	18,010,208	124,077,691	18,010,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine months ended September 30, 2023, and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	1,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)

Net loss	-	-	-	-	-	(5,494)	(5,494)
Balance March 31, 2022	1,000,000	10,000	18,010,208	18,010	35,195	(299,497)	(236,292)

Net loss	-	-	-	-	-	(3,152)	(3,152)
Balance June 30, 2022	1,000,000	10,000	18,010,208	18,010	35,195	(302,649)	(239,444)
Forgiveness of debt	-	-	-	-	239,444	-	239,444
Net loss	-	-	-	-	-	(49,652)	(49,652)
Balance September 30, 2022	1,000,000	$10,000	18,010,208	$18,010	$274,639	$(352,301)	$(49,652)

Balance December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$(447,716)	$(114,967)

Common Shares sold for cash	-	-	1,141,298	1,141	84,457	-	85,598
Net loss	-	-	-	-	-	(41,451)	(41,451)
Balance March 31, 2023	8,957,500	8,958	123,401,506	123,401	285,988	(489,167)	(70,820)

Common Shares sold for cash	-	-	1,333,333	1,334	98,666	-	100,000
Imputed interest	-	-	-	-	2,838	-	2,838
Net loss	-	-	-	-	-	(69,752)	(69,752)
Balance June 30, 2023	8,957,500	8,958	124,734,839	124,735	387,492	(558,919)	(37,734)
Common Shares sold for cash	-	-	2,756,679	2,757	203,994	-	206,751
Imputed interest	-	-	-	-	2,116	-	2,116
Net income	-	-	-	-	-	35,491	35,491
Balance September 30, 2023	8,957,500	$8,958	127,491,518	$127,492	$593,602	$(523,428)	$206,624

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Condensed Statement of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(75,712)	$(58,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated amortization	636	-
Gain on sale of assets	(168,855)	-
Imputed interest	4,954	-

Changes in operating assets and liabilities:
Accounts payable	(30,676)	(1,139)
Accrued expenses	2,838	-

NET CASH USED IN OPERATING ACTIVITIES	(266,815)	(59,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(19,500)	-
Purchase of fixed assets	(88,000)	-
Proceeds from sale of fixed assets	100,000	-
Payments on loans receivable	(75,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(82,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable	118,748	59,437
Repayment of advances payable	(19,449)	-
Proceeds from subscription agreements	392,349	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	491,648	59,437

NET CHANGE IN CASH	142,333	-

CASH - BEGINNING OF YEAR	23,715	-

CASH - END OF PERIOD	$166,048	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution	$-	$239,444
Note receivable issued for asset sale	$95,000	$-
Conversion of preferred stock	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MDWERKS, INC.

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ended September 30, 2023, and 2022

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of six months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2023.

Fixed Assets, net - The Company provides for depreciation using the straight-line method over the estimated useful lives of the fixed assets, which range from three to seven years, except leasehold improvements, which are being amortized over the life of the lease term. No depreciation expense was recorded for the period ended September 30, 2023, as the assets have not yet been placed into service.

Impairment of Long-Lived Assets - Long-lived assets, including equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates these assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. If the estimated undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. There was no impairment of long-lived assets, as of September 30, 2023, and December 31, 2022, respectively.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2023. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2023.

Earnings Per Share –Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine months ended September 30, 2023, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the three and nine months ended September 30, 2023. Due to the net loss for the period the warrants are anti-dilutive.

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

Going Concern – These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a net loss of $75,712 and an accumulated deficit of $523,428 as of and for the nine months ended September 30, 2023. Although management believes that it will be able to successfully execute a Business Combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACCOUNTS PAYABLE

The Company had accounts payable balance of $6,640 as of September 30, 2023, and $34,478 as of December 31, 2022, and related to amounts owed for various professional services and public company related expenses.

NOTE 4 – ADVANCES PAYABLE

The Company had advances aggregating $104,204 as of December 31, 2022, and $203,504 as of September 30, 2023, from a non-related third party in order to cover legal, accounting and other various public company related operating expenses.

The Company borrowed $118,748 to cover legal, accounting, and other various public company-related operating expenses during this period. This borrowing accrues at a 5% interest rate with an additional 5% imputed interest for a total interest expense of $9,908 for the nine months ended September 30, 2023.

The Company repaid $19,449 of these advances during the nine months ended September 30, 2023. The advances are unsecured and are due on demand.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value. At September 30, 2023, there were 127,491,518 shares of common stock issued and outstanding. During the nine month period ended September 30, 2023 5,231,310 shares were sold and issued for $392,349. The shares were issued as a unit consisting of 1 share of common stock, a warrant for the purchase of 1 share of common stock for $1 with a 5 year term and a second warrant for the purchase of 1 share of common stock for $2 with a 5 year term. The warrants were valued using a Black Scholes model and the warrants were determined to have a relative fair value of $132,521.

The weighted average assumptions used in the valuation of the warrants are as follows, Risk-free interest rate 1.76%, Expected volatility 355.00%, Expected option term (years) 5.0, and Expected dividend yield 0.00%

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock is convertible into 100 shares of common stock, and each share of Series A Preferred Stock has the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At September 30, 2023, there were 8,957,500 shares issued and outstanding.

Nothing was outstanding in 2022. A total of 10,462,620 warrants are currently outstanding. Nothing has been exercised and nothing has been forfeited.

Stock Warrants

The following table represents stock warrant activity during the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

Outstanding at December 31, 2022	-	-	-
Warrants granted	10,462,620	1.50	4.7
Warrants forfeited	-	-	-
Outstanding at September 30, 2023	10,462,620	$1.50	4.7
Exercisable at September 30, 2023	10,462,620	1.50	4.7

NOTE 6 – INTELLECTUAL PROPERTY

On April 21, 2023, the Company purchased from Don Ramer certain intellectual property for $19,500. The amortization for the intellectual property is $636. It has a useful life through November 22, 2036.

NOTE 7 – FIXED ASSETS

On May 31, 2023, the Company purchased certain assets for $88,000. The equipment have a useful life of 7 years and have not yet been placed into service.

During the nine months ended September 30, 2023, the Company sold fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The Company recorded a gain of $168,855. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year.

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

NOTE 9 – LOAN RECEIVABLE

During the nine months ended September 30, 2023, the Company issued loans in the amount of $75,000. The loans are non-interest bearing and due on demand. The loan receivable balance as of September 30, 2023, was $75,000.

NOTE 10 – NOTE RECEIVABLE

During the nine months ended September 30, 2023, the Company sold fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year. The note receivable balance as of September 30, 2023, was $95,000.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to November 13, 2023. Management has determined that there are no other items requiring disclosure of adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Plan of Operations

As of September 30, 2023, we had not commenced any operations. Our activities relate to our focus on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from our public reporting status. We also completed a change of control transaction on July 21, 2022 (the “Change of Control”). See “—Recent Developments—Change of Control”. In addition, in furtherance of our plans to consummate a Business Combination, on January 19, 2023, we entered into an Exchange Agreement to acquire RF Specialties LLC (“RFS”) and on February 13, 2023, we entered into a Merger Agreement to acquire Two Trees Beverage Co. (“Two Trees”). See “—Recent Developments—Planned Acquisitions”.

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

Results of Operations

Three and Nine Months Ended September 30, 2023, compared to Three and Nine Months Ended September 30, 2022

Revenues. We did not earn any revenues during the three and nine months ended September 30, 2023, and 2022.

Operating Expenses. The Company reported operating expenses of $234,659, consisting primarily of legal, accounting and various other public company related expenses for the nine months ended September 30, 2023, compared to $58,298 for the nine months ended September 30, 2022. The $176,361 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations, as well as our activities related to the transactions involving the Change of Control and the planned acquisitions discussed above.

The Company reported operating expenses of $129,132, consisting primarily of legal, accounting, and various other public company related expenses for the three months ended September 30, 2023, compared to $49,652 for the three months ended September 30, 2022. The $79,480 increase was primarily attributable to increased legal and accounting fees related to our public company reporting obligations, as well as our activities related to the transactions involving the Change of Control and the planned acquisitions discussed above.

Total Other Income and Expense. Total other expense was $158,947 for the nine months ended September 30, 2023, compared to $0 for the nine months ended September 30, 2022. There was interest expense of $4,232 for the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022. The Company recorded a gain of $168,855 and $0 on sale of fixed assets for the nine months ended September 30, 2023, and 2022, respectively. There was no such transaction during the three months ended September 30, 2023, and 2022.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of September 30, 2023, and December 31, 2022, we had $166,048 and $23,715 cash. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of September 30, 2023, the Company has incurred operating losses since inception of $523,428. At September 30, 2023, the Company has working capital of $30,904.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2023, and 2022, were $266,815 and $59,437. The increase was attributable to an increase in net loss and a paydown of accounts payable partially offset by an increase in accrued expenses and imputed interest.

Cash Used from Investing Activities. Cash used for the purchase of IP and equipment for the nine months ended September 30, 2023, and 2022 was $107,500 and $0, respectively. Cash received on the sale of fixed assets was $100,000 for the nine months ended September 30, 2023, and the Company lent $75,000 to Two Trees during the same period.

Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2023, and 2022 was $491,648 and $59,437, respectively. The increase was attributable to proceeds from subscriptions agreements and proceeds from advances partially offset by repayment of advances payable.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

1,141,298 shares sold for $85,598 during Q1 2023

1,333,333 shares sold for $100,000 during Q1 2023.

2,756,679 shares sold for $206,751 during Q3 2023.

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

MDWERKS, Inc.

Date: November 14, 2023	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

