Form 10-K
period 2023-12-31
MDWerks, Inc.
filed 2024-06-28
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2023

or

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

Registrant’s telephone number, including area code: (252) 501-0019

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2023 was approximately $261,956.

As of June 28, 2024 the Company has 201,324,868 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MDwerks, Inc.

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and the other risks and uncertainties that are set forth in our filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, “Risk Factors.”

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. Except as otherwise required to be disclosed in periodic reports required to be filed by public companies with the SEC pursuant to the SEC’s rules, we have no duty to update these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this report will in fact transpire.

As used in this Annual Report on Form 10-K, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions means MDwerks, Inc.

PART I

ITEM 1. BUSINESS

Business Overview

MDwerks, Inc. (the “Company,” “MDwerks,” “we,” “us,” or “our”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from the Company’s public reporting status. In December 2023, the Company completed two acquisitions of business as outlined below. The Company is a forward-thinking company that is leading the charge in the world of sustainable technology. As a leading provider of energy wave technologies, MDwerks is dedicated to creating innovative solutions that help businesses reduce their energy costs while also increasing speed to market. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial.

Acquisitions

Two Trees

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Two Trees Beverage Co. (“Two Trees”). The Company, Merger Sub and Two Trees may be referred to herein collectively as the “Parties” and separately as a “Party.”

In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, had the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which shall be apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”).

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

Clawback Policy

On January 1, 2024, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after January 1, 2024 during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

Overview of the Business of Two Trees

The Two Trees Story

We produce a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged.

Deep in Appalachian Mountain country, we created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

Brands

Two Trees has built a portfolio of more than 30 spirit brands that are refined and capable of being produced in a fraction of the time it takes to produce traditional whiskies using the traditional production process discussed below. Three of Two Trees portfolio brands received 2022 SIP Awards, with its Two Trees Carolina Peach Whiskey receiving a Platinum Award, Two Trees Sea Salted Caramel Whiskey receiving a Gold Award and Two Trees Old Fashioned RTD receiving a Gold Award. Also, two of its portfolio brands received 2022 50 Best Awards with Two Trees Peanut Butter Whiskey and Two Trees Sea Salted Caramel Whiskey receiving Best Flavored Whiskey awards. Also, Two Trees received the Best of Ashville 2023 award for its sustainable matured, award-winning bourbon, whiskey, flavored whiskey and vodka.

Our full current flavored whisky brand portfolio includes the following:

SEA SALTED CARAMEL – a sweet soft caramel paired with real sea salt and aged in slow toasted Appalachian white oak.

BATCH 314 - A long toasting of Tennessee white oak brings out a soft caramel flavor with notes of vanilla and spice.

CRISP APPLE - Tart flavors of fresh picked green apples and the sweet charred profile of Appalachian white oak blend easily.

CANDY APPLE - Vanilla profile of heavy toasted Tennessee white oak adds to the caramel dipped green apple flavor.

CINNAMON SPICE - Aged in charred and toasted Missouri white oak, with the cinnamon spice and the sweet essence of red hots candy.

MICHIGAN CHERRY - Made with sweet corn to balance and compliment the tartness of the Montmorency cherry profile.

CAROLINA PEACH - Made with delicious South Carolina peaches and natural flavors to compliment the sweet charred flavor profile of Appalachian white oak.

GOLDEN HONEY - Flavor reminiscent of toasted Appalachian white oak, and the essence of fresh honeycomb and the taste of natural honey.

SCORCHED BROWN SUGAR - Flavor reminiscent of charred Appalachian white oak, real brown sugar and natural vanilla flavor.

PEANUT BUTTER - A taste reminiscent of Appalachian white oak with rich smooth notes of peanut butter.

Our ready to drink portfolio includes the following:

OLD FASHIONED - Plush, dignified cocktail of muddled sugar, whiskey, bitters and Appalachian Mountain spring water blended with toasted Missouri and Tennessee white oak is sleek and ready to pour.

MANHATTAN - Austere rye whiskey with a rich touch of both sweet and dry vermouths sculpted with toasted Missouri and Tennessee white oak creates a glossy, mirror like smoothness, made effortlessly.

Our Tim Smith product portfolio includes the following:

CLIMAX MOONSHINE - The original recipe is distilled from corn, rye, and barley malt. Clean and natural tasting with a subtle sweetness and bold defiance.

CLIMAX WOOD-FIRED WHISKEY - This isn’t your ordinary American bourbon-style whiskey its Tim Smith’s century-old moonshine recipe aged and filtered with toasted oak and maple wood imparting color and revolutionary flavors. The final process allows the whiskey to cool in Oak containers and the result is Tim Smith’s revolutionary Climax Whiskey – Made to be in a Class of its Own.

CLIMAX FIRE NO. 32 - Cinnamon Spice Moonshine using Tim Smith’s original pot-distilled recipe. Bold, Hot and Smooth. As a volunteer fire chief in Climax, VA, Tim created this moonshine as a tribute to firefighters across the country.

TIM SMITH SOUTHERN RESERVE BOURBON - Amber in appearance. Caramelized sugar and vanilla melt into a soft wheat. It finishes with a sweet honey profile.

TIM SMITH SOUTHERN RESERVE RYE - Golden amber in appearance. Notes of spicy toasted American oak give way to the gentle warm finish of sweet rye and caramel.

TIM SMITH SOUTHERN RESERVE WHISKEY - Reddish amber in appearance. Sweet corn and mild rye blend with smoky, caramelized oak. It finishes with earthy, nutty notes.

We also produce a wood crafted portfolio American whiskey. This blend is colored and flavored with Appalachian white oak chips. This brings out a soft caramel flavor with notes of vanilla and spice. The charred white oak chips soften this spirit to make it smooth and easy to drink.

Patent and Trademarks – Two Trees

We, primarily through our subsidiaries, hold or have rights to use various service marks, trademarks and trade names we use in the operation of our businesses that we deem particularly important to each of our products. As of the date of this report, we had 12 trademarks for our products and services as follows:

Trademark	Registration Date	Reg. Number	Class
TIM SMITH’S CLIMAX MOONSHINE	3/21/2017	5,166,624	Class 21: portable coolers Class 25: shirts, caps Class 33: distilled spirits
CLIMAX MOONSHINE	10/20/2015	4,834,895	Classes 2, 13, 23, 29, 30, 33, 40 and 50: drinking glasses and drinking flasks Classes 22 and 39: shirts and hats Classes 47 and 49: distilled spirits
FIRE NO 32	2/21/2017	5,147,397	Class 33: distilled spirits
CLIMAX WHISKEY	8/01/2017	5,257,114	Class 33: distilled spirits
CLIMAX WOOD-FIRED	8/22/2017	5,272,047	Class 33: distilled spirits
TIM SMITH SOUTHERN RESERVE	11/26/2019	5,922,109	Class 33: distilled spirits, whiskey
SNARLY YOW	1/14/2020	5,963,107	Class 33: distilled spirits, whiskey
TWO TREES	3/24/2020	6,020,545	Class 33: Alcoholic beverages except beers, not wine based; Distilled spirits; Whiskey
OWL HEAD	6/16/2020	6,079,608	Class 33: distilled spirits; whiskey
WAMPUS CAT	6/16/2020	6,079,610	Class 33: distilled spirits; whiskey
MOON CHASERS	6/12/2022	6,785,148	Class 33: alcoholic beverages, namely, ready-to-drink cocktails
SUSTAINABLY – MATURED	11/14/2023	7219580	Class 40: Alcohol distillery services; Spirits distillery services; Whisky distillery services

Two Trees has the followings patents:

Patent	Issue date	Patent Number	Expiration Date
System & method for the rapid aging of a distilled ethyl alcohol with rf energy and wood material supporting platform	April 18, 2023	US 11,629,317 B2	January 21, 2034
System & method for the rapid aging of a distilled ethyl alcohol with rf energy and wood material supporting platform	April 30, 2024	US 11,970,678 B2	January 21, 2034

Overview of the Business of RF Specialties

On January 19, 2023, we entered into an Exchange Agreement (the “Exchange Agreement”) by and between the Company, RFS and Keith A. Mort as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Immediately following the Exchange, RFS became a wholly owned subsidiary of the Company.

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

Patent and Trademarks – RF Specialties

RF Specialties holds or has the rights to use patents we use in the operation of our businesses that we deem particularly important to each of our products. As of the date of this report, we had the following patents:

Patent	Issue Date	Patent Number	Expiration Date
Systems, apparatuses, and methods for molecular targeting and separation of feedstock fluids	June 11, 2019	US 10315126 B2	November 22, 2036

Employees

As of December 31, 2023, the Company had twelve full-time and two part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

We believe that hiring a diverse workforce is important to our success. We intend to continue to evaluate our use of human capital measures and objectives to ensure we have a stable workforce to run our business effectively and provide a comfortable working environment for our employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees, and we provide our employees and their families with competitive pay and benefits.

ITEM 1A. RISK FACTORS

Risks Related to Our Company

Risks related to our operations.

We generated revenues of $104,066 for the year ended December 31, 2023 from the operations of the business acquired, and $0, during the year ended December 31, 2022. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute our business plan, expand our business model in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and increase revenue growth.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. Our net losses were $291,672 and $153,713 for the years ended December 31, 2023 and 2022, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $739,388 and $447,716, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations. There is a risk that we may never bring our acquired business or assets and subsequent business operations to the marketplace. In addition, there is no guarantee that our subsequent operations will be profitable in the future, and you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent registered public accounting firm included in its opinion for the years ended December 31, 2023 and 2022 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2023 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

Our current chief executive officer and chief financial officer has other business interests.

Steve Laker, our Chief Executive Officer, Chief Financial Officer and a member of the Company’s Board of Directors, currently devotes approximately eight hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Laker would have a material adverse effect on our company.

We have requirements for and there is an uncertainty of access to additional capital.

We will continue to incur development costs to further develop our business plan. Based on our current operating plans, we believe we need to make additional acquisitions of technologies, or other assets to generate enough cashflow to carry our overhead costs, and plan to operate any subsequent business operations from working capital, equity subscriptions and shareholders’ loans. Ultimately, our ability to continue our business operations depends in part on our ability to obtain financing through debt financing, equity financing, or commence operations and generate revenues or some combination of these or other means. There can be no assurance that we will be able to obtain any such financing.

We have negative cash flow from operations and depend on equity financing and shareholder loans for our operations.

Our current operating funds are less than necessary to complete our intended plan of operations. We will need additional funds. Our failure to obtain such additional financing could result in delay or indefinite postponement or further of any subsequent operations which would have a material adverse effect on our business. As of December 31, 2023 and 2022, we had cash of $115,111 and $23,715, respectively. We do not expect that our existing cash and cash from revenue will be sufficient to fund our current operations through at least 12 months from the date of this annual report. We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

We expect to incur losses in the future.

We recently acquired two businesses that generate revenue. We expect that we may incur operating losses in future periods while integrating these businesses, and may incur additional costs related to the integration. We cannot guarantee that we will be successful in generating revenues at the same level of those businesses in the future. Failure to generate profitability operations will cause us to go out of business.

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

The Company has 300,000,000 authorized common shares, of which 198,724,868 are currently issued and outstanding and 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which 8,957,500 shares are issued and outstanding. Pursuant to the terms of the Exchange Agreement and the Merger Agreement, we issued an aggregate of 67,500,000 shares of common stock.

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

Risks Related to Investing in Our Company

We are an early-stage company and lack an operating history.

Our limited operating history makes it difficult for potential investors to evaluate our products or prospective operations and business prospects. We are subject to all the risks inherent in business development, financing, unexpected expenditures, and complications and delays that often occur in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have only begun to conduct comprehensive risk assessments, establish an incident response plan, and engage with external cybersecurity consultants for assessments or services. As of the date of this report, we have adopted an incident response plan which governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors. Our Chief Executive Officer has been designated as the lead for implanting our incident response plan.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, our board of directors will oversee any cybersecurity risk management framework and a dedicated committee of our board of directors will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

Governance

Board of Directors

The audit committee of the Company’s board of directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks, when applicable, from cybersecurity threats by the Company’s Chief Executive Officer. Updates on cybersecurity matters, including material risks and threats, are provided to the Company’s audit committee, and the audit committee provides updates to the Company’s board of directors at regular board meetings.

Management

Under the oversight of the audit committee of the Company’s board of directors, the Company’s Chief Executive Officer is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters.

The audit committee of the Company’s board of directors, with the assistance of the Company’s Chief Executive Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

As of the date of this report, other than the foregoing, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factors in Item 1A. Risk Factors in this report.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties. The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. We believe this to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is eligible for unsolicited quotes only on the OTC Market Group, Inc. Expert Market under the symbol “MDWK”. Quotations in Expert Market securities are restricted from public viewing. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule 15c2-11 is required for brokers to publish competing quotes and provide continuous market making. The trading market for the common stock has been extremely limited and sporadic.

The following table sets forth for the respective periods indicated the prices of our common stock in this market. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Year 2023	High	Low

Quarter Ended March 31, 2023	$0.05	$0.05
Quarter Ended June 30, 2023	$0.00	$0.00
Quarter Ended September 30, 2023	$0.03	$0.03
Quarter Ended December 31, 2023	$0.05	$0.05

Fiscal Year 2022

Quarter Ended March 31, 2022	$0.02	$0.02
Quarter Ended June 30, 2022	$0.04	$0.01
Quarter Ended September 30, 2022	$0.15	$0.01
Quarter Ended December 31, 2022	$0.08	$0.03

Holders of Common Stock

As of June 28, 2024, there were approximately 174 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Transfer Agent

The Transfer Agent for shares of the Company’s securities is EQ by Equiniti, formerly known as Corporate Stock Transfer, located at 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120.

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

During the quarter ended December 31, 2023, the Company sold 3,733,350 shares of common stock in exchange for cash proceeds of $284,000.

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

Overview

MDwerks, Inc. (the “Company”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from the Company’s public reporting status. During the fiscal year ended December 31, 2023, the Company completed two acquisitions as discussed in detail below. The Company is a forward-thinking company that is leading the charge in the world of sustainable technology. As a leading provider of energy wave technologies, MDwerks is dedicated to creating innovative solutions that help businesses reduce their energy costs while also increasing speed to market. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial.

Recent Developments

RF Specialties, Inc. Acquisition

On January 19, 2023, we entered into an Exchange Agreement (the “Exchange Agreement”) by and between the Company, RF Specialties, LLC (“RFS”) and Keith A. Mort as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Immediately following the Exchange, RFS became a wholly owned subsidiary of the Company.

RFS is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 12 years RFS has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing Radio Frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

Two Trees Acquisition

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Two Trees Beverage Co. (“Two Trees”).

Two Trees produces a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged. Two Trees created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, shall have the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which shall be apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). Immediately following the Exchange, Two Trees became a wholly owned subsidiary of the Company.

Sale of Assets

On August 25, 2023, we entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, we sold certain tangible manufacturing assets of ours to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023, and matures on August 25, 2029. The Company recognized a gain of $168,855 on the disposition of assets.

Results of Operations

Fiscal Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The Company’s results of operations for the year ended December 31, 2023 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

Revenue. Revenue for the year ended December 31, 2023 was $104,066 compared to $0 for the year ended December 31, 2022. The revenue is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees. We did not earn any revenues for the year ended December 31, 2022.

Cost of Sales. Cost of sales for the year ended December 31, 2023 was $28,551 compared to $0 for the year ended December 31, 2022. The cost of sales is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees. We did not incur any cost of sales for the year ended December 31, 2022.

Operating Expenses. The Company reported operating expenses of $528,114 consisting primarily of legal, accounting, payroll, and general business related expenses for the year ended December 31, 2023 compared to $153,713 for the year ended December 31, 2022. The $374,401 increase in operating expenses was primarily attributable to increased legal and payroll expenses and accounting fees related to our public company reporting obligations as well as our activities related to the acquisitions that occurred in 2023.

Total Other Income. Total other income was $160,927 for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022. The $160,927 increase was attributable to a gain on the sale of assets discussed above.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2023 and 2022, our cash balance was $115,111 and $23,715, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $739,388. At December 31, 2023, the Company had working capital deficit of $517,889.

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

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition, and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the years ended December 31, 2023 and 2022, were $519,790 and $120,374. The increase was attributable to an increase in net loss partially offset by an increase in accounts payable.

Cash Used in Investing Activities. Net cash provided by investing activities for the years ended December 31, 2023 and 2022, were $39,041 and $0. The increase was attributable to an increase in net assets purchased from the Company’s acquisitions, cash proceeds from the sale of certain equipment of $100,000 offset by purchase of intangible assets and purchase of property and equipment of $88,000.

Cash Provided by Financing Activities. Net cash provided by financing activities for the years ended December 31, 2023 and 2022, were $572,145 and $144,089. The increase was attributable to $676,349 in proceeds from the sale of common stock, offset by repayments of advances payable.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Estimates and judgments are based on historical experience, forecasted events, and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis. Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments.

Revenue Recognition - Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RF Specialties, LLC will include product and services related to sustainable Radio Frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of December 31, 2024, the Company had $52,779 in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the year ended December 31, 2023, the Company’s revenue consisted solely of liquor sales.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the years ended December 31, 2023, and 2022, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the years ended December 31, 2023, and 2022, no impairment expense was recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

As of December 31, 2023 and 2022

and for the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MDwerks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MDwerks, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2023.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

The Woodlands, TX

June 28, 2024

PCAOB ID #2738

MDwerks, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$115,111	$23,715
Note receivable	97,533	-
Accounts receivable, net	106,734	-
Inventory	201,207	-
Prepaid expenses	28,632	-
Total Current Assets	549,217	23,715

Fixed assets, net of accumulated depreciation of $10,787 and $0, respectively	496,890	-
Intangible assets, net of accumulated amortization of $4,339 and $0, respectively	615,161	-
Right-of-use asset	1,105,152	-
Goodwill	466,648	-
Total Assets	$3,233,068	$23,715

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$668,748	$34,478
Advances payable	-	104,204
Notes payable	96,404	-
Deferred revenue	52,779	-
Right-of-use liability, current portion	249,175	-
Total Current Liabilities	1,067,106	138,682
Notes payable, net of current portion	92,830	-
Right-of use liability, net of current portion	912,915	-
Total Liabilities	2,072,851	138,682

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 8,957,500 were issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized, of which 198,724,868 and 122,260,208 shares were issued and outstanding at December 31, 2023 and 2022, respectively	198,725	122,260
Additional paid in capital	1,691,922	201,531
Accumulated deficit	(739,388)	(447,716)

Total Stockholders’ Equity (Deficit)	1,160,217	(114,967)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,233,068	$23,715

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2023	2022

Revenues	$104,066	$-
Cost of revenues	28,551	-
Gross profit	75,515	-

Operating expenses:
Selling, general and administrative expenses	470,917	153,713
Salaries and wages	42,071	-
Depreciation expense	15,126	-
Total operating expenses	528,114	153,713

Operating loss	(452,599)	(153,713)

Other income (expense):
Gain on sale of assets	168,855	-
Other income	2,533	-
Interest expense, net	(10,461)	-
Total other income (expense)	160,927	-

Net loss	$(291,672)	$(153,713)

Net loss per common share – basic	$(0.00)	$(0.01)
Net loss per common share – diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic	129,422,897	24,565,003
Diluted	129,422,897	24,565,003

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	10,000,000	$10,000	18,010,208	$18,010	$35,195	$(294,003)	$(230,798)
Conversion of preferred stock-related party	(1,042,500)	(1,042)	104,250,000	104,250	(103,208)	-	-
Contributed capital	-	-	-	-	30,100	-	30,100
Forgiveness of debt-related party	-	-	-	-	239,444	-	239,444
Net loss	-	-	-	-	-	(153,713)	(153,713)
Balance December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$(447,716)	$(114,967)

Balance December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$(447,716)	$(114,967)

Common Shares sold for cash	-	-	8,964,660	8,965	667,384	-	676,349

Common Shares issued for acquisitions	-	-	67,500,000	67,500	817,500	-	885,000

Imputed interest	-	-	-	-	5,507	-	5,507
Net loss	-	-	-	-	-	(291,672)	(291,672)
Balance December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$(739,388)	$1,160,217

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(291,672)	$(153,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,126	-
Gain on sale of assets	(168,855)	-
Imputed interest	5,507	-
Allowance for credit losses	20,420	-
Interest income	(2,533)	-
Changes in operating assets and liabilities:
Accounts receivable	(11,494)	-
Prepaid expense	1,429	-
Inventory	1,277	-
Right-of-use asset	9,881	-
Accounts payable	(82,061)	33,339
Deferred revenue	(7,288)	-
Right-of-use liability	(9,527)	-
NET CASH USED IN OPERATING ACTIVITIES	(519,790)	(120,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(19,500)	-
Proceeds from sale of property and equipment	100,000	-
Net assets acquired from acquisitions	46,541	-
Purchase of property and equipment	(88,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	39,041	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable	-	113,989
Contributed capital	-	30,100
Repayment of advances payable	(104,204)	-
Proceeds from subscription agreements	676,349	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	572,145	144,089

NET CHANGE IN CASH	91,396	23,715

CASH - BEGINNING OF YEAR	23,715	-

CASH - END OF PERIOD	$115,111	$23,715

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt as capital contribution	$-	$239,444
Note receivable issued for asset sale	$95,000	$-
Common stock issued for acquisitions	$885,000	$-
Conversion of preferred stock	$-	$104,250

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDwerks, Inc. (the “Company”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status.

On February 13, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Two Trees Beverage Co. (“Two Trees”).

Two Trees produces a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged. Two Trees created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, shall have the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which shall be apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). Immediately following the Exchange, Two Trees became a wholly owned subsidiary of the Company. The Merger closed on December 8, 2023.

RF Specialties, LLC (“RFS”) is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 12 years RF Specialties has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing Radio Frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing. As discussed below, on January 25, 2023, the “Company entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 19, 2023, by and between the Company, RFS and Keith A. Mort as the sole member of RFS (the “Member”). Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Whereby, immediately following the closing of the Exchange, RFS became a wholly owned subsidiary of the Company. The Exchange closed on December 27, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Two Trees Beverage Company, Prost Beverage Co, Radio Aged Beer LLC, RF Kettle Company LLC, Two Trees, Drilling, RAS LLC, (collectively referred to as “Two Trees”) and RF Specialties, LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had $115,111 cash equivalents at December 31, 2023 and $23,715 cash at December 31, 2022.

Income Taxes - The Company complies with the accounting and reporting requirements of US GAAP in accounting for income taxes. The Company uses the asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2023 and December 31, 2022. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2023 and December 31, 2022.

Loss Per Share -Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended December 31, 2023 and December 31, 2022, there were no options, warrants or derivative securities outstanding.

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

Prepaid Expenses and Other Assets - Prepaid expenses primarily consist of prepaid purchases, insurance, income tax refund receivable, and various other expenses. These amounts are recognized as an expense in the period the related service or benefit is received.

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $106,734 net of $54,967 allowance for doubtful accounts as of December 31, 2023. The Company had bad debt expense of $20,420 and $0 as of December 31, 2023 and 2022, respectively. The company had an accounts receivable balance of $0 as of December 31, 2022. As of and for the year ended December 31, 2023, the Company had three customers that accounted for 25%, 17%, and 10% of total accounts receivable.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $291,672 and an accumulated deficit of $739,388 as of and for the year ended December 31, 2023. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Revenue Recognition - Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RF Specialties, LLC will include product and services related to sustainable Radio Frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of December 31, 2024, the Company had $52,779 in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the year ended December 31, 2023, the Company’s revenue consisted solely of liquor sales.

For the year ended December 31, 2023, the Company had one customer who accounted for 26% of total revenue.

Inventory - Inventories primarily consist of bulk and bottled liquor and raw materials and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (“FIFO”) method. A portion of the Company’s finished goods inventory is held in warehouses located in several states that maintain control over the alcohol beverage distribution process until it is sold into the retail distribution channel within those states. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

Intangible Assets - Intangible assets, consisting of trade names, developed technology, and customer relationships, are accounted for in accordance with ASC 350 Intangibles - Goodwill and Other. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of three to fifteen years.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the years ended December 31, 2023, and 2022, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the years ended December 31, 2023, and 2022, no impairment expense was recognized.

Leases - Management determines if an arrangement is a lease at the inception of the agreement. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liability on the accompanying consolidated balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses the rate implicit in the lease agreement, when available, or a discount rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Furniture and fixture assets are depreciated over seven years, vehicles are depreciated over five years, and computer and equipment are depreciated over three years. Expenditures for renewals and betterments that extend the useful lives of or improve existing property or equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful Lives
Machinery and equipment	3-7 years
Vehicles	5 years
Furniture & Fixtures	5 years
Computers	3 years

Leasehold improvements are depreciated over the shorter period of their estimated useful life or term of the lease.

Research and Development Expenses - The Company records research and development expenses in the period in which they are incurred as a component of product development expenses.

Stock-Based Compensation - The Company measures stock-based compensation at the estimated fair value on the grant date and recognizes the amortization of stock-based compensation expense on a straight-line basis over the requisite service period, or when it is probable criteria will be achieved for performance-based awards. Fair value is determined based on assumptions related to the fair value of the Company common stock, stock volatility and risk-free rate of return. The Company has elected to recognize forfeitures when realized.

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $595 and $143 for the years ended December 31, 2023, and 2022, respectively.

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

NOTE 3 - INVENTORY

Inventories primarily consist of bulk and bottled liquor and raw materials and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (“FIFO”) method. A portion of the Company’s finished goods inventory is held in warehouses located in several states that maintain control over the alcohol beverage distribution process until it is sold in to the retail distribution channel within those states. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

Inventories consisted of the following as of December 31:

	2023	2022
Raw materials and packaging	$78,352	$-
Finished goods	122,855	-
Total inventories	$201,207	$-

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following as of December 31:

	2023	2022
Machinery and equipment	$220,984	$-
Furniture and office equipment	133,890	-
Vehicles	142,306	-
Buildings	10,497	-
Total Property and equipment	507,677	-
Less accumulated depreciation	(10,787)	-
Total property and equipment, net	$496,890	$-

On August 25, 2023, the Company entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, the Company sold certain tangible manufacturing assets of ours to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023. The Note matures on August 25, 2029.

Depreciation expense totaled $10,787 and $0 for the years ended December 31, 2023, and 2022, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following as of December 31:

	2023	2022
Trade names and license, 10 year estimated useful life	$359,500	$-
Developed technology, 15 year estimated useful life	140,000	-
Customer relationships, 10 year estimated useful life	120,000	-
Total intangible assets	619,500	-
Less accumulated amortization	(4,339)	-
Total intangible assets, net	$615,161	$-

Total amortization expense for the years ended December 31, 2023 and 2022 was $4,339 and $0, respectively. The Company expects to recognize amortization expense of $56,432 annually in each of the next five years.

NOTE 6 – NOTE RECEIVABLE

During the year ended December 31, 2023, the Company sold certain fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The net book value of the asset at the time of sale was $26,145. A gain of $168,855 was recorded in the year ended December 31, 2023, for the sale of equipment. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year. The note receivable balance as of December 31, 2023, was $97,533 including interest of $2,533.

NOTE 7 - ACQUISITIONS

Two Trees

The Company completed the Merger on the Merger Closing Date pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Merger Closing Date of the Merger, the Company issued 60,000,000 shares of its common stock, $0.001 par value per share, (the “Company Common Stock”) which was apportioned among the Two Trees stockholders, pro rata, based on the number of shares of Two Trees common stock, par value $0.0001 per share (the “Two Trees Common Stock”) held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). Upon completion of the Merger, all 12,045,277 shares of Two Trees common stock were cancelled in exchange for the right of the Two Trees stockholders to receive the Merger Consideration. Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, $0.001 par value per share, of Two Trees as the surviving corporation.

Purchase Price Allocation

The purchase price for Two Trees has been allocated to the assets acquired and liabilities assumed for purposes of this pro forma financial information based on their estimated relative fair values.

The merger with Two Trees is being accounted for as a business combination under Financial Accounting Standards Board Accounting Standards Codification (ASC) 805. The following information summarizes the purchase consideration and allocation of the fair values assigned to the assets at the purchase date:

Purchase Price:

60,000,000 common share @ $0.011 per share	$660,000
Total purchase consideration	$660,000

Purchase Price Allocation
Cash	$3,900
Accounts receivable	63,797
Inventory	202,484
Prepaid expenses	1,430
Fixtures and equipment	171,870
Right of use asset	317,582
Trade names	320,000
Developed technologies	130,000
Customer relationships	120,000
Goodwill	371,930
Accounts payable	(332,890)
Accrued expenses	(307,687)
Deferred revenue	(60,067)
Right of use liability	(320,765)
Notes payable	(21,584)
Total	$660,000

The fair value of the common stock issued for the Merger was based on the closing price of the Company’s common stock on the closing date of December 8, 2023.

The Company’s consolidated statement of operations includes revenue of $104,066 and net income of $12,620 related to the Two Trees business since the transaction closed on December 8, 2023.

RF Specialties

On December 27, 2023, the Company completed the acquisition of RFS and the Exchange and issued to Mr. Mort 7,500,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). Immediately following the completion of the Exchange, RFS became a wholly owned subsidiary of the Company

Purchase Price Allocation

The following table presents the estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by the Company of RFS via the exchange:

Purchase Price:

7,500,000 common share @ $0.03 per share based on closing price of the Company’s common stock at December 27, 2023	$225,000
Total purchase consideration	$225,000

Purchase Price Allocation
Cash	$42,641
Accounts receivable	51,863
Fixtures and equipment	273,952
Other assets	28,632
Right of use assets	797,451
Trade names	20,000
Developed technologies	10,000
Goodwill	94,718
Accounts payable	(62,716)
Accrued expenses	(13,039)
Notes payable – current	(48,504)
Right of use liability - current	(126,161)
Right of use liability – net of current	(724,691)
Long term loans payable	(119,146)
Total	$225,000

The fair value of the common stock issued for the Merger was based on the closing price of the Company’s common stock on the closing date of December 27, 2023.

The Company’s consolidated statement of operations includes revenue of $0 and net loss of $8,112 related to RFS since the transaction closed on December 27, 2023.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the years ended December 31, 2023 and 2022 as if the Exchange agreement with RF Specialties and the Merger agreement with Two Trees   occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2023	2022
Revenue	$2,283,567	$3,154,850
Operating loss	(1,253,970)	(2,440,691)
Net loss	(1,093,089)	(2,447,140)
Net loss per common share	$(0.01)	$(0.03)
Weighted Average common shares outstanding	193,059,884	92,065,003

Asset purchase agreements

Prior to its acquisition by the Company on December 27, 2023, RFS entered into two asset purchase agreements to acquire certain tools and equipment. The Company received assets under one agreement in December 2023, totaling $97,363. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $88,674 as part of the Exchange agreement with RF Specialties. The agreement requires monthly payments through October 2026. As of December 31, 2023, the Company owed $88,674.

The Company did not receive the assets under the second purchase agreement until 2024, and as such did not recognize any asset or liability until it took control of the assets in January 2024. The Company agreed to pay a total of $441,891 on a monthly basis through March 2030.

NOTE 8 - ADVANCES PAYABLE

The Company received advances aggregating $29,444 from a non-related parties during the first half of 2022 in order to cover legal, accounting and other various public company related operating expenses. This amount was forgiven during the year ended December 31, 2022, along with the outstanding note payable of $210,000. This transaction was recognized as an in substance related party transaction. The forgiveness of debt was recognized as capital contribution during July 2022 in the accompanying financial statements.

The Company received advances aggregating $104,204 from two non-related parties during the year ended December 31, 2022 to cover legal, accounting, and other various public company related operating expenses. The advances are unsecured, non-interest bearing and are due on demand. During the year ended December 31, 2023, the Company repaid $104,204 in cash of the advances. The balance as of December 31, 2023 and 2022 is $0 and $104,204, respectively.

NOTE 9 - NOTES PAYABLE

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

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of December 31, 2023
Asset purchase agreement note	December 1, 2023	0.00%	$88,674
Termination Agreement	December 31, 2021	0.13%	21,584
Loan Payable - Mercedes	September 19, 2022	6.79%	60,008
Loan Payable - Dodge	June 18, 2022	0.00%	18,968
Total			$189,234

The following is a summary of the future minimum payments of loans payable:

Year Ending
December 31,
2024	$96,404
2025	58,037
2026	34,793
2027 and Thereafter	-
$189,234

During the year ended December 31, 2020, the Company entered into a termination agreement and agreed to pay the sum of $50,000, pursuant to the agreement. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. The balance as of December 31, 2023, and December 31, 2022, is $21,584 and $31,584, respectively. During the year ended December 31, 2023, the Company made a payment of $10,000.

Interest expense of $10,461 and $0 was recorded in the years ended December 31, 2023, and 2022, respectively, of which $5,507 was imputed interest on the termination agreement. Accrued interest as of December 31, 2023, and December 31, 2022, was zero.

NOTE 10 - CAPITAL STOCK

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

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of one hundred (100) shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At December 31, 2023 and 2022, there were 8,957,500 shares issued and outstanding.

Holders of the Preferred Stock converted 1,042,500 shares of Preferred Stock into 104,250,000 shares of the Company’s common stock during December 2022.

Common stock

At December 31, 2023 and 2022, there were 198,724,868 and 122,260,208 shares issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued a total of 8,964,660 shares of common stock to accredited investors for total cash proceeds of $676,349. A total of 53,336 shares of common stock were not issued as of the date of this report.

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

During the year ended December 31, 2023, the Company issued a total of 67,500,000 shares of common stock, with a fair value of $885,000, for the acquisitions of Two Trees and RF Specialties, LLC. See Note 5.

NOTE 11 - CONTINGENCIES

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NOTE 13 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2023, the amount of right-of-use assets and lease liabilities were $1,105,152 and $1,162,090, respectively. As of December 31, 2022, the amount of right-of-use assets and lease liabilities were $0. Aggregate lease expense for the years ended December 31, 2023, and 2022 was $5,546 and $0, respectively.

The following table provides the maturities of lease liabilities at December 31, 2023:

		Remaining
		Term in
	Operating Lease	Years
2024	370,439
2025	307,994
2026	184,952
2027	160,200
2028	160,200
thereafter	226,950
Total lease payments	1,410,735
Less: imputed interest	(248,645)
Present value of lease liability	1,162,090	3.33

NOTE 14 – INCOME TAXES

For the period from inception through December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023, and 2022, the Company had approximately $739,388 and $447,716 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The effective income tax rate for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Federal statutory income tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net deferred tax assets before valuation allowance	$155,271	$94,020
Less: Valuation allowance	(155,271)	(94,020)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 15 - SUBSEQUENT EVENTS

On February 5, 2024, the Company issued a press release announcing that the Company’s wholly owned subsidiary, Two Trees Beverages, has entered a new, fifteen (15) year license agreement Shine Time, LLC, product licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company will pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. The Company paid $79,688, owes an additional $112,500 under the license agreement that was due by April 1, 2024 but has not yet been paid and will issue 300,000 shares of common stock.

Subsequent to December 31, 2023, the Company issued 2,600,000 shares of common stock and received cash proceeds of $390,000.

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date.

On January 1, 2024, the Company entered into a short-term loan agreement with an existing shareholder for $25,000 in cash proceeds. The loan included interest of 10% and was repaid in full in March 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

In connection with this annual report, as required by Rule 13a-15(d) and 15d-15(e) under the Exchange Act, we have carried out an evaluation, as of December 31, 2023, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2023 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2023, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) lack of formalized policy and procedures around related party transactions; and (5) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified in connection with the audit of our financial statements as of December 31, 2023 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

The Company’s management concluded that in light of the errors mentioned above, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2023, and the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this annual report.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company’s quarterly period ended December 31, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Adoption or Termination of Insider Trading Arrangements and Policies

On June 6, 2024 the Board of Directors adopted a Policy on Insider Trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Currently, we have one executive officer, Steven C. Laker and three directors.

The following table sets forth the names, positions and ages of our current directors and executive officers. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Position	Age	Term of Office
Steven C. Laker	Chief Executive Officer, Chief Financial Officer, and Director	45	Appointed July 21, 2022
James P. Cassidy	Executive Chairman of the Board of Directors	61	Appointed December 8, 2023
Edward D. Kratovil	Director	78	Appointed December 8, 2023

Biographical information concerning the directors and executive officers listed above is set forth below:

Steven C. Laker. Steven C. Laker was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, and Director on July 21, 2022. Mr. Laker has served as the Chief Executive Officer of Sunwave USA Holdings Inc., a company focused on the energy and sustainability industry (“Sunwave”) since 2019. Previously, Mr. Laker served as Chief Executive Officer of Agera Energy LLC and its affiliates, from 2014 through 2018. Mr. Laker received a Bachelor of Arts from SUNY Empire State College.

James. P. Cassidy. Mr. Cassidy was appointed as a Director of the Company on December 8, 2023 following its acquisition of Two Trees. Mr. Cassidy is the founder and Managing Partner of Preposterous Holdings, a family run private equity business with offices in Asheville, North Carolina which he established in 2013. Mr. Cassidy has worked as a private equity investor and advisor for over 25 years with dozens of companies across several industries, with extensive experience in the tobacco, technology, hospitality, consumer packaged goods, and healthcare sectors. Since May 2021, he has served as Chairman of the Board of Two Trees. Beginning in 2016 he was an early investor in, and helped guide, GoFire, Inc. as a board member and consultant until the sale of its certain vaporizer and inhalation-related intellectual property assets to Kaival Brands Innovations Group, Inc. (Nasdaq: KAVL) in May 2023. From 2000 to 2007, Mr. Cassidy was a partner in The StrataGroup, a wealth management advisory group at Smith Barney. From 1983 to 1993, he worked in various roles in the government relations department and as Director of Corporate Services at UST Inc., a tobacco business holding company.

Edward D. Kratovil. Mr. Kratovil was appointed to the Board of Directors on December 8, 2023. Since April 2009 he has been a corporate crisis management consultant for companies engaged in sales of tobacco, nicotine products, and vapor devices. In 2009, Mr. Kratovil retired as a Senior Vice President from UST Inc (sold to Altria in 2008) where he had been employed since 1985. UST Inc produced and marketed smokeless tobacco products and wine, sparkling wine, and cigars under brand names such as Chateau Ste. Michelle, Columbia Crest , Don Tomas Cigars. Mr. Kratovil previously was the Director of Government Relations for American Can Company, served for three years as Chairman of the Connecticut Gaming Policy Board, spent seven years on the Board of the Congressional Sportsmen’s Foundation and received a Bachelor of Arts with a major in Political Science from Southampton College of Long Island University.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We have made no provisions for paying cash or non-cash compensation to its officers and directors. No salaries have been paid for the years ended December 31, 2023 and 2022, and none will be paid unless and until our operations generate sufficient cash flows.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

● our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2023,

● our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2023, and

● up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Laker	2023	-	-	-	-	-	-	-	-
Chief Executive Officer and Chief Financial Officer	2022	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

None of our named executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the year ended December 31, 2023.

Employment Contracts

At this time, we have not entered into any employment agreements with its officers and directors. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our officers and directors.

Equity Award Plans

We have not adopted any equity compensation plans but may do so in the future. The terms of any such plan have not been determined. As of December 31, 2023, there are no outstanding equity awards concerning unexercised options, stock that has not vested nor equity incentive plan awards for any named executive officer.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt such a plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board. The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us during the year ended December 31, 2023.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven C. Laker	0	0	0	0	0	0	0
James P. Cassidy	0	0	0	0	0	0	0
Edward D. Kratovil	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2023 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The following table sets forth information regarding the number of shares of Common Stock and Series A Preferred Stock beneficially owned as of the date of this Annual Report, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On December 31, 2023 we had 198,724,868 shares of common stock issued and outstanding and 8,957,500 shares of Series A Preferred Stock issued and outstanding.

	Common Stock		Series A Preferred Stock
Name, Position and Address of Beneficial Owner	No. Beneficially Owned	% of Common Stock(1)	No. Beneficially Owned	% of Series A Preferred Shares(1)(2)	% of Voting Capital Stock
Directors and Executive Officers
Steven C. Laker	1,050,000	*	-	-%	*
James P. Cassidy	500,000	*	-	-	*
Edward D. Kratovil	-	-	-	-	-
All directors and officers as a group (3 persons)	1,550,000	*	-	-	*
Five Percent Shareholders:
Tradition Reserve Trust 1 LLC (3)	2,064,204	1.04%	8,957,500	100%	82.03%

Notes:

*	less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on December 31, 2023, there were 198,724,868 shares of our common stock outstanding and 8,957,500 shares of Series A Preferred Stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock and is entitled to 100 votes per share.

(3)	Kerry Cassidy is the Managing Member of Tradition Reserve Trust 1 LLC and has sole dispositive power over the shares owned by Tradition Reserve Trust 1 LLC. Its address is 107 N Greeley Ave., PO Box 892, Chappaqua, New York 10514.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by M&K CPAs LLC, our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$74,000	$13,500
Audit-Related Fees	$2,072	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$76,072	$13,500

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2023 and 2022 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Document Description
2.1	Merger Agreement, dated February 13, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023)
2.2	Amendment No. 1 to Merger Agreement, dated February 16, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023)
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.3	Certificate of Elimination of the registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
4.1	Description of securities.*
10.1	Exchange Agreement, dated as of January 19, 2023, by and among the registrant, RF Specialties LLC and Keith A. Mort (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023).
19.1	Insider trading policy of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Principal Executive Officer and Principal Accounting Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

Dated: June 28, 2024	By:	/s/ Steven C. Laker
Steve Laker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Laker	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	June 28, 2024
Steven C. Laker

/s/ James P. Cassidy	Director	June 28, 2024
James P. Cassidy

/s/ Edward D. Kratovil	Director	June 28, 2024
Edward D. Kratovil

