Form 10-Q
period 2024-03-31
MDWerks, Inc.
filed 2024-07-09
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 9, 2024, the Company has 201,324,868 shares of common stock issued and outstanding.

2

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

As used in this Quarterly Report on Form 10-Q, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Company,” “our company” and similar expressions mean MDwerks, Inc. and its consolidated subsidiaries.

3

Index to Financial Statements

As of March 31, 2024 and December 31, 2023

and for the Three Months Ended March 31, 2024 and 2023

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$162,894	$115,111
Note receivable	99,433	97,533
Accounts receivable, net	205,851	106,734
Inventory	160,392	201,207
Prepaid expenses	33,383	28,632
Total Current Assets	661,953	549,217

Fixed assets, net of accumulated depreciation of $74,609 and $10,787, respectively	886,779	496,890
Intangible assets, net of accumulated amortization of $18,447 and $4,339, respectively	601,053	615,161
Right-of-use asset	1,051,899	1,105,152
Goodwill	466,648	466,648
Total Assets	$3,668,332	$3,233,068

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$701,739	$668,748
Notes payable, current portion	211,080	96,404
Deferred revenue	11,833	52,779
Right-of-use liability, current portion	230,146	249,175
Total Current Liabilities	1,154,798	1,067,106
Notes payable, net of current portion	357,956	92,830
Right-of use liability, net of current portion	892,750	912,915
Total Liabilities	2,405,504	2,072,851

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 8,957,500 were issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized, of which 200,824,868 and 198,724,868 shares were issued and outstanding at March 31, 2024 and December 31, 2023, respectively	200,825	198,725
Additional paid in capital	2,004,822	1,691,922
Subscription payable	90,000	-
Accumulated deficit	(1,041,777)	(739,388)

Total Stockholders’ Equity	1,262,828	1,160,217

Total Liabilities and Stockholders’ Equity	$3,668,332	$3,233,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$684,660	$-
Cost of revenues	180,445	-
Gross profit	504,215	-

Operating expenses:
Selling, general and administrative expenses	536,138	41,451
Salaries and wages	195,294	-
Depreciation expense	77,930	-
Total operating expenses	809,362	41,451

Operating loss	(305,147)	(41,451)

Other income (expense):
Other income	5,600	-
Interest expense, net	(2,842)	-
Total other income (expense)	2,758	-

Net loss	$(302,389)	$(41,451)

Net loss per common share – basic	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	199,032,927	122,712,732
Diluted	199,032,927	122,712,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity

Balance January 1, 2023	8,957,000	$8,958	122,260,208	$122,260	$201,531	$-	$(447,716)	$(114,967)

Common Shares sold for cash	-	-	1,141,298	1,141	84,457		-	85,598
Net loss	-	-	-	-	-	-	(41,451)	(41,451)
Balance March 31, 2023	8,957,500	$8,958	123,401,506	$123,401	$285,988	$-	$(489,167)	$(70,820)

Balance January 1, 2024	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217

Common Shares sold for cash	-	-	2,100,000	2,100	312,900	75,000	-	390,000

Common Shares to be issued for royalty agreement	-	-	-	-	-	15,000		15,000

Net loss	-	-	-	-	-	-	(302,389)	(302,389)
Balance March 31, 2024	8,957,500	$8,958	200,824,868	$200,825	$2,004,822	$90,000	$(1,041,777)	$1,262,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(302,389)	$(41,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,930	-
Stock-based compensation	15,000	-
Interest income	(1,900)	-
Changes in operating assets and liabilities:
Accounts receivable	(99,117)	-
Prepaid expense	(17,374)	-
Inventory	40,815	-
Right-of-use asset	53,253	-
Accounts payable	32,991	(17,303)
Deferred revenue	(40,946)	-
Right-of-use liability	(39,194)	-
NET CASH USED IN OPERATING ACTIVITIES	(280,931)	(58,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(8,820)	-
NET CASH USED IN INVESTING ACTIVITIES	(8,820)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	25,000	-
Repayment of related notes payable	(25,000)	-
Repayment of notes payable	(52,466)	-
Repayment of advances payable	-	(9,331)
Proceeds from subscription agreements	390,000	85,598
NET CASH PROVIDED BY FINANCING ACTIVITIES	337,534	76,267

NET CHANGE IN CASH	47,783	17,513

CASH - BEGINNING OF YEAR	115,111	23,715

CASH - END OF PERIOD	$162,894	$41,228

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities:
Property and equipment acquired with notes payable	$444,891	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDwerks, Inc. (the “Company”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status.

On February 13, 2023, the Company entered into a Merger Agreement (as amended the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and Two Trees Beverage Co. (“TTBC”).

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

In consideration of the Merger Agreement, at the effective time of the Two Trees Merger (as hereinafter defined), each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, had the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which shall be apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Two Trees Merger (the “Merger Consideration”). Immediately following such exchange, Two Trees became a wholly owned subsidiary of the Company (the “Two Trees Merger”). The Two Trees Merger closed on December 8, 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on June 28, 2024. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted from this quarterly report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim unaudited financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2023.

The accompanying interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TTBC, Prost Beverage Co, Radio Aged Beer LLC, RF Kettle Company LLC, Two Trees, Drilling, RAS LLC, (collectively referred to as “Two Trees”) and RFS. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $205,851 net of $51,978 allowance for doubtful accounts as of March 31, 2024. The Company had an accounts receivable balance of $106,734 net of $54,967 allowance for doubtful accounts as of December 31, 2023. As of and for the three months ended March 31, 2024, the Company had two customers that accounted for 16% and 10% of total accounts receivable. As of and for the year ended December 31, 2023, the Company had three customers that accounted for 25%, 17%, and 10% of total accounts receivable.

Fair Value of Financial Instruments - The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Going Concern - These interim unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had a net loss of $302,389 and negative cash flows from operations of $280,931 for the three months ended March 31, 2024 and an accumulated deficit of $1,041,777 as of March 31, 2024. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Revenue Recognition - Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RFS will include product and services related to sustainable radio frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. The Company recognizes revenue by applying the following steps in accordance with ASC Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of March 31, 2024 and December 31, 2023, the Company had $11,833 and $52,779, respectively, in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the three months ended March 31, 2024, the Company’s revenue consisted of revenues from liquor sales from Two Trees, and service and product income from RFS. There were no revenues during the three months ended March 31, 2023.

For the three months ended March 31, 2024, the Company had one customer who accounted for 11% of total revenue.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three months ended March 31, 2024, no impairment expense was recognized. During the year ended December 31, 2023, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three months ended March 31, 2024, no impairment expense was recognized. During the year ended December 31, 2023, no impairment expense was recognized.

Leases - Management determines if an arrangement is a lease at the inception of the agreement. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on the accompanying consolidated balance sheet. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0 and $595 for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively.

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

NOTE 3 - INVENTORY

Inventories primarily consist of bulk and bottled liquor and raw materials and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the FIFO method. A portion of the Company’s finished goods inventory is held in warehouses located in several states that maintain control over the alcohol beverage distribution process until it is sold in to the retail distribution channel within those states. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials and packaging	$52,682	$78,352
Finished goods	107,710	122,855
Total inventories	$160,392	$201,207

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31, 2024	December 31, 2023
Machinery and equipment	$674,695	$220,984
Furniture and office equipment	133,890	133,890
Vehicles	142,306	142,306
Buildings	10,497	10,497
Total property and equipment	961,388	507,677
Less accumulated depreciation	(74,609)	(10,787)
Total property and equipment, net	$886,779	$496,890

On August 25, 2023, the Company entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, the Company sold certain tangible manufacturing assets to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023. The Note matures on August 25, 2029.

On January 31, 2024 , the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The Exchange Agreement requires monthly payments through March 2030.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered a new, fifteen (15) year license agreement with Shine Time, LLC, pursuant to which it licensed additional territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company will pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. The Company paid $79,688 in license fees in March 2024, included in selling, general and administrative expenses on the Company’s consolidated statement of operations, owes an additional $112,500 under the license agreement that was due by April 1, 2024 but has not yet been paid, included in accounts payable on the Company’s consolidated balance sheet and will issue 300,000 shares of common stock to Shine Time, LLC. The Company determined the fair value of the shares to be $15,000 based on the closing price of the Company’s common stock at the agreement date. The $15,000 is included in subscriptions payable on the Company’s consolidated balance sheet and selling, general and administrative expense on the Company’s consolidated statement of operations.

Depreciation expense totaled $63,822 and $0 for the three months ended March 31, 2024, and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2024	December 31, 2023
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(18,447)	(4,339)
Total intangible assets, net	$601,053	$615,161

Total amortization expense for the three months ended March 31, 2024 and 2023 was $14,108 and $0, respectively. The Company expects to recognize amortization expense of $56,432 annually in each of the next five years.

NOTE 6 – NOTE RECEIVABLE

During the year ended December 31, 2023, the Company sold certain fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The net book value of the asset at the time of sale was $26,145. A gain of $168,855 was recorded in the year ended December 31, 2023, for the sale of equipment. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year. The note receivable balance as of March 31, 2024 was $99,433 including interest income receivable of $4,433 for the three months ended March 31, 2024. The note receivable balance as of December 31, 2023, was $97,533 including interest of $2,533.

NOTE 7 - ACQUISITIONS

Two Trees

The Company completed the Two Trees December 8, 2023 pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the closing date of the Two Trees Merger, the Company issued 60,000,000 shares of its common stock, $0.001 par value per share, (the “Company Common Stock”) which was apportioned among the Two Trees stockholders, pro rata, based on the number of shares of Two Trees common stock, par value $0.0001 per share (the “Two Trees Common Stock”) held by each of the Two Trees stockholders as of the closing of the Two Trees Merger (the “Merger Consideration”). Upon completion of the Two Trees Merger, all 12,045,277 shares of Two Trees common stock were cancelled in exchange for the right of the Two Trees stockholders to receive the Merger Consideration. Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Two Trees Merger was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, $0.001 par value per share, of Two Trees as the surviving corporation.

RF Specialties

On December 27, 2023, the Company completed the acquisition of RFS and the Exchange and issued to Mr. Mort 7,500,000 shares of Company common stock. Immediately following the completion of the Exchange, RFS became a wholly owned subsidiary of the Company

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three months ended March 31, 2024 and 2023 as if the RFS Exchange and the Two Trees Merger occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three months ended March 31,
	2024	2023
Revenue	$684,660	$602,195
Operating loss	(305,147)	(372,836)
Net loss	(302,389)	(365,677)
Net loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding	199,032,927	190,212,732

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

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the RFS Exchange Agreement. The agreement requires monthly payments through March 2030. The asset purchase agreement liabilities are included in notes payable on the Company’s consolidated balance sheet. See Note 9.

As of March 31, 2024 and December 31, 2023, the Company owed $310,684 and $88,674, respectively.

NOTE 8 - ADVANCES PAYABLE

The Company received advances aggregating $104,204 from two non-related parties during the year ended December 31, 2022 to cover legal, accounting, and other various public company related operating expenses. The advances are unsecured, non-interest bearing and are due on demand. During the year ended December 31, 2023, the Company repaid $104,204 in cash of the advances. The balance as of March 31, 2024 and December 31, 2023 was $0.

During the three months ended March 31, 2023, the Company repaid $9,331 in cash of the advances.

NOTE 9 - NOTES PAYABLE

The Company had the following outstanding notes payable as of March 31, 2024 and December 31, 2023:

Loans	Origination Date	Interest Rate	Balance as of March 31, 2024	Balance as of December 31, 2023
Asset purchase agreement notes (see note 8)	December 1, 2023	0.00%	$473,862	$88,674
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Loan Payable - Mercedes	September 19, 2022	6.79%	57,618	60,008
Loan Payable - Dodge	June 18, 2022	0.00%	15,972	18,968
Total			$569,036	$189,234

The following is a summary of the future minimum payments of loans payable:

Twelve Months Ending March 31,
2024	$211,080
2025	147,058
2026 and Thereafter	210,898
$569,036

On January 1, 2024, the Company entered into a short-term loan agreement with an existing shareholder for $25,000 in cash proceeds. The loan included interest of 10% and was repaid in full in March 2024.

Interest expense of $2,842 and $0 was recorded in the three months ended March 31, 2024, and 2023, respectively. Accrued interest as of March 31, 2024 and December 31, 2023, was zero.

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue (i) 300,000,000 shares of common stock, $0.001 par value, and (ii) 10,000,000 shares of preferred stock, par value $0.001 per share, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Preferred stock

10,000,000 shares of preferred stock has been designated Series A Convertible Preferred.

Each share of Series A Convertible Preferred holds with it conversion rights of 100 shares of common stock for every share of Series A Convertible Preferred stock held, and that each share of Series A Convertible Preferred stock also holds with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At March 31, 2024 and December 31, 2023, there were 8,957,500 of Series A Convertible Preferred issued and outstanding, respectively.

Common stock

At March 31, 2024 and December 31, 2023, there were 200,824,868 and 198,724,868 shares issued and outstanding, respectively.

During the period ended March 31, 2024, the Company sold a total of 2,600,000 shares of restricted common stock to accredited investors for total cash proceeds of $390,000. A total of 500,000 shares of common stock were not issued as of the date of this report related to $75,000 of cash proceeds, which are included in subscriptions payable on the Company’s consolidated balance sheet.

As part of the license agreement disclosed in Note 4, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet.

During the period ended March 31, 2023, the Company issued a total of 1,141,298 restricted shares of common stock to accredited investors for total cash proceeds of $85,598.

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

NOTE 13 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2024, the amount of ROU assets and lease liabilities were $1,051,899 and $1,122,896, respectively. As of December 31, 2023, the amount of right-of-use assets and lease liabilities were $1,105,152 and $1,162,090, respectively. Aggregate lease expense for the three months ended March 31, 2024, and 2023 was $76,386 and $0, respectively.

The following table provides the maturities of lease liabilities at March 31, 2024:

		Remaining
	Operating Lease	Term in Years
2025	295,042
2026	307,994
2027	184,952
2028	160,200
2029	160,200
thereafter	240,300
Total lease payments	1,348,688
Less: imputed interest	(225,792)
Present value of lease liability	1,122,896	2.99

NOTE 14 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “MDwerks,” refer to MDwerks, Inc. and its consolidated subsidiaries.

Overview

We completed two acquisitions in December 2023 as follows:

On December 8, 2023, we acquired Two Trees Beverage Co. and its subsidiaries (collectively, “Two Trees”). Two Trees produces a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged. Two Trees created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

On December 27, 2023, we acquired the operations of RF Specialties, LLC (“RFS”). RFS is an innovative company pushing the boundaries of sustainable radio frequency applications. For over 12 years RFS has addressed companies’ most pressing challenges by implementing automated radio frequency technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing radio frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

Our results of operations for the three months ended March 31, 2024 include the operations of these business for the full quarter. The results of operations for the three months ended March 31, 2023 do not included any results from the acquired businesses.

Results of Operations

Three Months Ended March 31, 2024, compared to Three Months Ended March 31, 2023

The Company’s results of operations for the three months ended March 31, 2024 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

Revenue. Revenue for the three months ended March 31, 2024 was $684,660 compared to $0 for the three months ended March 31, 2023. The revenue is primarily attributable to liquor sales during the three months resulting from the acquisition of Two Trees and product and service income resulting from the acquisition of RFS. We did not earn any revenues for the three months ended March 31, 2023.

Cost of Sales. Cost of sales for the three months ended March 31, 2024 was $180,445 compared to $0 for three months ended March 31, 2023. The cost of sales is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees and product and service income resulting from the acquisition of RFS. We did not incur any cost of sales for the three months ended March 31, 2023.

Operating Expenses. The Company reported operating expenses of $809,362 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended March 31, 2024 compared to $41,451 for the three months ended March 31, 2023. The $767,911 increase in operating expenses was primarily attributable to increased legal, payroll expenses and accounting fees related to our acquisitions that occurred in December 2023, our public company reporting obligations associated with this acquisitions, and increased audit fees from the acquisitions closing in December 2023.

Total Other Income. Total other income was $2,758 for the three months ended March 31, 2024 compared to $0 for the three months ended March 31, 2023.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of March 31, 2024, and December 31, 2023, we had $162,894 and $115,111 cash. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of March 31, 2024, the Company has incurred operating losses since inception of $1,041,777. At March 31, 2024, the Company had a working capital deficit of $492,845.

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

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Securities and Exchange Commission (the “SEC”). We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2024, and 2023, were $280,931 and $58,754, respectively. The increase was attributable to an increase in net loss compared to the prior year, and an increase in accounts receivable compared to December 31, 2023 from the timing of collections on the Company’s revenue.

Cash Used from Investing Activities. Cash used for the purchase of property and equipment for the three months ended March 31, 2024, and 2023 was $8,820 and $0, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024, and 2023 was $337,534 and $76,267, respectively. The cash provided by financing activities for the three months ended March 31, 2024 was attributable to proceeds from subscriptions agreements of $390,000, proceeds from notes payable of $25,000, partially offset by repayments of notes payable of $77,466. The cash provided by financing activities for the three months ended March 31, 2023 was attributable to proceeds from sale of common stock of $85,598, partially offset by repayment of advances of $9,331.

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

Revenue Recognition - Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RFS will include product and services related to sustainable Radio Frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

The following information represents securities sold by us that have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

During the quarter ended March 31, 2024, the Company sold 2,600,000 shares of common stock in exchange for cash proceeds of $390,000, of which 500,000 shares are not yet issued.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDwerks, Inc.

Date: July 9, 2024	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer))

