Form 10-Q
period 2024-06-30
MDWerks, Inc.
filed 2024-08-14
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MDwerks, Inc.

(Exact name of registrant as specified in its charter)

Commission File Number: 000-56299

Delaware	33-1095411
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

411 Walnut Street, Suite 20125

Green Cove, FL 32043

(Address of Principal Executive Offices) (Zip Code)

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

As of August 13, 2024, the Company has 201,378,204 shares of common stock issued and outstanding.

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

As used in this Quarterly Report on Form 10-Q, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Company,” “our company” and similar expressions means MDwerks, Inc.

3

Index to Financial Statements

As of June 30, 2024 and December 31, 2023

and for the Three and Six Months Ended June 30, 2024 and 2023

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash	$47,650	$115,111
Note receivable	101,333	97,533
Accounts receivable, net	54,594	106,734
Inventory	152,079	201,207
Prepaid expenses and other current assets	16,010	28,632
Total Current Assets	371,666	549,217

Fixed assets, net of accumulated depreciation of $123,866 and $10,787, respectively	695,216	496,890
Intangible assets, net of accumulated amortization of $32,541 and $4,339, respectively	586,959	615,161
Right-of-use asset	997,550	1,105,152
Goodwill	466,648	466,648
Total Assets	$3,118,039	$3,233,068

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$652,303	$668,748
Notes payable, current portion	279,513	96,404
Deferred revenue	301,148	52,779
Right-of-use liability, current portion	320,672	249,175
Total Current Liabilities	1,553,636	1,067,106
Notes payable, net of current portion	279,092	92,830
Right-of use liability, net of current portion	786,598	912,915
Total Liabilities	2,619,326	2,072,851

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 8,957,500 were issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized, of which 200,824,868 and 198,724,868 shares were issued and outstanding at June 30, 2024 and December 31, 2023, respectively	200,825	198,725
Additional paid in capital	2,004,822	1,691,922
Subscription payable	90,000
Accumulated deficit	(1,805,892)	(739,388)

Total Stockholders’ Equity	498,713	1,160,217

Total Liabilities and Stockholders’ Equity	$3,118,039	$3,233,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$271,894	$-	$956,554	$-
Cost of revenue	343,408	-	733,249	-
Gross (loss) profit	(71,514)	-	223,305	-

Operating Expenses
General and administrative expense	538,733	63,801	1,044,621	105,252
Salaries and wages	16,147	-	32,295	-
Depreciation and amortization	75,164	275	153,094	275
Total Operating Expenses	630,044	64,076	1,230,010	105,527

Net Loss from Operations	(701,558)	(64,076)	(1,006,705)	(105,527)

Other Income (Expense)
Other income	1,900	-	3,800	-
Loss on disposal of assets	(57,700)	-	(54,000)	-
Interest expense	(6,757)	(5,676)	(9,599)	(5,676)
Total Other Expense	(62,557)	(5,676)	(59,799)	(5,676)

Net loss	$(764,115)	$(69,752)	$(1,066,504)	$(111,203)

Net loss per share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares
Basic	200,824,868	123,855,718	199,928,897	123,284,882
Diluted	200,824,868	123,855,718	199,928,897	123,284,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements Of Stockholders’ Equity (Deficit)

For The Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

					Additional			Total Stockholders’
	Preferred Shares		Common Shares		Paid In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217
Common shares sold for cash	-	-	2,100,000	2,100	312,900	75,000	-	390,000

Common shares to be issued for royalty agreement	-	-	-	-	-	15,000	-	15,000

Net Loss	-	-	-	-	-	-	(302,389)	(302,389)

Balance, March 31, 2024	8,957,500	8,958	200,824,868	200,825	2,004,822	90,000	(1,041,777)	1,262,828

Net Loss	-	-	-	-	-	-	(764,115)	(764,115)

Balance, June 30, 2024	8,957,500	8,958	200,824,868	200,825	2,004,822	90,000	(1,805,892)	498,713

Balance, December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$-	$(447,716)	(114,967)

Common shares sold for cash	-	-	1,141,298	1,141	84,457	-	-	85,598

Net Loss	-	-	-	-	-	-	(41,451)	(41,451)

Balance, March 31, 2023	8,957,500	8,958	123,401,506	123,401	285,988	-	(489,167)	(70,820)

Common shares sold for cash	-	-	1,333,333	1,334	98,666	-	-	100,000

Imputed interest	-	-	-	-	2,838	-	-	2,838

Net Loss	-	-	-	-	-	-	(69,752)	(69,752)

Balance, June 30, 2023	8,957,500	8,958	124,734,839	124,735	387,492	-	(558,919)	(37,734)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,066,504)	$(111,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,094	275
Loss on disposal of assets	54,000	-
Stock-based compensation	15,000	-
Bad debt expense	38,200	-
Imputed interest	-	2,838
Interest income	(3,800)	-
Changes in operating assets and liabilities:
Accounts receivable	13,940	-
Prepaid expense	-	-
Inventory	49,128	-
Right-of-use asset	107,602	-
Accounts payable	(12,544)	(29,954)
Deferred revenue	248,369	-
Right-of-use liability	(54,820)	-
NET CASH USED IN OPERATING ACTIVITIES	(458,335)	(138,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,820)	(88,000)
Purchase of intangible assets	-	(19,500)
NET CASH USED IN INVESTING ACTIVITIES	(8,820)	(107,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	125,000	-
Repayment of related party notes payable	(25,000)	-
Repayment of notes payable	(90,306)	-
Proceeds from advances payable	-	50,500
Repayment of advances payable	-	(9,331)
Proceeds from subscription agreements	390,000	185,598
NET CASH PROVIDED BY FINANCING ACTIVITIES	399,694	226,767

NET CHANGE IN CASH	(67,461)	(18,777)

CASH - BEGINNING OF YEAR	115,111	23,715

CASH - END OF PERIOD	$47,650	$4,938

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities:
Property and equipment acquired with notes payable	$444,891	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDwerks, Inc. (the “Company”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status.

On February 13, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Two Trees Beverage Co. (“Two Trees Beverage”).

Two Trees Beverage produces a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged. Two Trees Beverage created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees Beverage stock, subject to certain exceptions set forth in the Merger Agreement, had the right to convert all of the shares of Two Trees Beverage stock into a total of 60,000,000 shares of Company common stock, which was to be apportioned between the Two Trees Beverage stockholders, pro rata, based on the number of shares of Two Trees Beverage stock held by each of the Two Trees Beverage stockholders as of the closing of the Merger (the “Merger Consideration”). Immediately following the closing of the Merger on December 8, 2023, Two Trees Beverage became a wholly owned subsidiary of the Company.

RF Specialties, LLC (“RFS”) is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 12 years, RF Specialties has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing Radio Frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing. As discussed below, on January 25, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 19, 2023, by and between the Company, RFS and Keith A. Mort as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Immediately following the closing of the Exchange on December 27, 2023, RFS became a wholly owned subsidiary of the Company.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2023.

The accompanying interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Two Trees Beverage, Prost Beverage Co, Radio Aged Beer LLC, RF Kettle Company LLC, Two Trees Distilling, RAS LLC (collectively referred to as “Two Trees”) and RFS. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions - The preparation of financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Accounts Receivable and the Allowances for Credit Losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $54,594, net of $89,202 allowance for doubtful accounts, as of June 30, 2024. The Company had an accounts receivable balance of $106,734, net of $51,967 allowance for doubtful accounts, as of December 31, 2023. As of June 30, 2024, the Company had two customers that accounted for 15% and 10%, respectively, of total accounts receivable. As of December 31, 2023, the Company had three customers that accounted for 25%, 17%, and 10%, respectively, of total accounts receivable.

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

Going Concern - These interim unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $1,066,504 and negative cash flows from operations of $458,335 for the six months ended June 30, 2024 and an accumulated deficit of $1,805,892 as of June 30, 2024. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Revenue Recognition - Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RFS include product and services related to sustainable Radio Frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. The Company recognizes revenue by applying the following steps in accordance with ASC Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer over the length of the contract. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

The Company recognizes deferred revenue for performance obligations not yet satisfied. As of June 30, 2024 and December 31, 2023, the Company had $31,148 and $52,779, respectively, in unsatisfied performance obligations related to liquor sales that it expects to satisfy over the next 12 months. Additionally, as of June 30, 2024, the Company had $270,000 of unsatisfied performance obligations related to design and construction services for its radio frequency applications revenue that it expects to satisfy over the next 12 months.

During the three and six months ended June 30, 2024, the Company’s revenue consisted of revenues from liquor sales from Two Trees, and service and product income from RFS. There were no revenues during the three and six months ended June 30, 2023.

For the three months ended June 30, 2024, the Company had three customers that accounted for 22%, 10% and 10% of total revenue, respectively. For the six months ended June 30, 2024, the Company had one customer who accounted for 11% of total revenue.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three and six months ended June 30, 2024, no impairment expense was recognized. During the year ended December 31, 2023, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three and six months ended June 30, 2024, no impairment expense was recognized. During the year ended December 31, 2023, no impairment expense was recognized.

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

Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Furniture and fixture assets are depreciated over five years, vehicles are depreciated over five years, and computer and equipment are depreciated over three years. Expenditures for renewals and betterments that extend the useful lives of or improve existing property or equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $4,332 and $9,212 for the three and six months ended June 30, 2024.

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

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials and packaging	$67,443	$78,352
Finished goods	84,636	122,855
Total inventories	$152,079	$201,207

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30, 2024	December 31, 2023
Machinery and equipment	$674,695	$220,984
Furniture and office equipment	133,890	133,890
Vehicles	-	142,306
Buildings	10,497	10,497
Total Property and equipment	819,082	507,677
Less accumulated depreciation	(123,866)	(10,787)
Total property and equipment, net	$695,216	$496,890

On August 25, 2023, the Company entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, the Company sold certain tangible manufacturing assets of ours to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023. The Note matures on August 25, 2029 and is due in full at maturity

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The Exchange Agreement requires monthly payments through March 2030.

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the three months ended June 30, 2024.

Depreciation expense totaled $61,071 and $124,892 for the three and six months ended June 30, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2024	December 31, 2023
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(32,541)	(4,339)
Total intangible assets, net	$586,959	$615,161

Total amortization expense for the three and six months ended June 30, 2024 was $14,093 and $28,202, respectively. Total amortization expense for the three and six months ended June 30, 2023 was $275.   The Company expects to recognize amortization expense of $56,432 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the six months ended June 30, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report.

NOTE 6 – NOTE RECEIVABLE

During the year ended December 31, 2023, the Company sold certain fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The net book value of the asset at the time of sale was $26,145. A gain of $168,855 was recorded in the year ended December 31, 2023, for the sale of equipment. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year. The note receivable balance as of June 30, 2024 and $101,333 including interest of $3,800 for the six months ended June 30, 2024. The note receivable balance as of December 31, 2023, was $97,533, including interest of $2,533.

NOTE 7 - ACQUISITIONS

Two Trees

The Company closed the Merger on the Merger Closing Date pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Merger Closing Date of the Merger, the Company issued 60,000,000 shares of its common stock, $0.001 par value per share, (the “Company Common Stock”) which was apportioned among the Two Trees stockholders, pro rata, based on the number of shares of Two Trees common stock, par value $0.0001 per share (the “Two Trees Common Stock”) held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). Upon completion of the Merger, all 12,045,277 shares of Two Trees common stock were cancelled in exchange for the right of the Two Trees stockholders to receive the Merger Consideration. Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, $0.001 par value per share, of Two Trees as the surviving corporation.

RF Specialties

On December 27, 2023, the Company completed the acquisition of RFS and the Exchange and issued to Mr. Mort 7,500,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). Immediately following the completion of the Exchange, RFS became a wholly owned subsidiary of the Company

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended June 30, 2024 and 2023 as if the Exchange agreement with RF Specialties and the Merger agreement with Two Trees occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Revenue	$271,894	$687,809	$956,554	$1,290,004
Operating loss	(701,558)	(260,492)	(1,006,705)	(633,328)
Net loss	(764,115)	(263,749)	(1,066,504)	(629,426)
Net loss per common share	$(0.00)	$(0.00)	(0.01)	(0.00)
Weighted average common shares outstanding	200,824,868	191,355,718	199,928,897	190,784,882

Asset purchase agreements

Prior to its acquisition by the Company on December 27, 2023, RFS entered into two asset purchase agreements to acquire certain tools and equipment. The Company received assets under one agreement in December 2023, totaling $97,363. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $88,674 as part of the Exchange Agreement with RFS. The agreement requires monthly payments through October 2026.

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The agreement requires monthly payments through March 2030.

As of June 30, 2024 and December 31, 2023, the Company owed $437,021 and $88,674 under the notes payable, respectively.

NOTE 8 - ADVANCES PAYABLE

The Company received advances aggregating $104,204 from two non-related parties during the year ended December 31, 2022 to cover legal, accounting, and other various public company related operating expenses. The advances are unsecured, non-interest bearing and are due on demand. During the year ended December 31, 2023, the Company repaid $104,204 in cash of the advances. The balance as of June 30, 2024 and December 31, 2023 is $0.

During the six months ended June 30, 2023, the Company repaid $9,331 in cash of the advances

NOTE 9 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of June 30, 2024	Balance as of December 31, 2023
Asset purchase agreement notes	December 1, 2023	0.00%	$437,021	$88,674
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Chrichton House Holdings, LLC	Due on demand	10.00%	100,000	-
Loan Payable - Mercedes	September 19, 2022	6.79%	-	60,008
Loan Payable - Dodge	June 18, 2022	0.00%	-	18,968
Total			$558,605	$189,234

The following is a summary of the future minimum payments of loans payable:

Twelve Months Ending
June 30,
2025	$279,513
2026	105,595
2027	75,949
2028	51,274
2029 and Thereafter	46,274
$558,605

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the three months ended June 30, 2024.

On April 23, 2024, the Company received $100,000 in proceeds from a shareholder. The advance is unsecured, due on demand and has stated interest of 10% per annum.

Interest expense of $6,757 and $5,676 was recorded in the three months ended June 30, 2024, and 2023, respectively. Interest expense of $9,599 and $5,676 was recorded in the six months ended June 30, 2024, and 2023, respectively.

Accrued interest as of June 30, 2024 and December 31, 2023, was zero.

NOTE 10 - CAPITAL STOCK

Common stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

At June 30, 2024 and December 31, 2023, there were 200,824,868 and 198,724,868 shares issued and outstanding, respectively.

During the six months ended June 30, 2024, the Company sold a total of 2,600,000 shares of common stock to accredited investors for total cash proceeds of $390,000. As of June 30, 2024, 500,000 shares of common stock were not issued related to $75,000 of cash proceeds, which are included in subscriptions payable on the Company’s consolidated balance sheet. These shares were issued in August 2024.

As part of the license agreement disclosed in Note 4, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet.

During the period ended June 30, 2023, the Company issued a total of 1,141,298 shares of common stock to accredited investors for total cash proceeds of $85,598.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of 100 shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At June 30, 2024 and December 31, 2023, there were 8,957,500 shares issued and outstanding.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date.

NOTE 12 - RELATED PARTY TRANSACTIONS

On January 1, 2024, the Company entered into a short-term loan agreement with an existing shareholder for $25,000 in cash proceeds. The loan included interest of 10% and was repaid in full in March 2024.

On April 23, 2024, the Company received $100,000 in proceeds from a shareholder. The advance is unsecured, due on demand and has stated interest of 10% per annum.

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the three months ended June 30, 2024.

NOTE 13 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2024, the amount of right-of-use assets and lease liabilities were $997,550 and $1,107,270, respectively. As of December 31, 2023, the amount of right-of-use assets and lease liabilities were $1,105,152 and $1,162,090, respectively. Aggregate lease expense for the three and six months ended June 30, 2024, and 2023 was $72,758 and $149,144, respectively.

The following table provides the maturities of lease liabilities at June 30, 2024:

		Remaining
		Term in
	Operating Lease	Years
2025	257,660
2026	314,663
2027	184,952
2028	160,200
2029	160,200
thereafter	240,300
Total lease payments	1,317,975
Less: imputed interest	(210,705)
Present value of lease liability	1,107,270	2.70

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company issued a total of 553,336 shares of common stock related to previously received cash subscriptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “MDwerks,” refer to MDwerks, Inc.

Overview

We completed two acquisitions in December 2023 as follows:

On December 8, 2023, we acquired Two Trees Beverage Co. and its subsidiaries (“Two Trees”). Two Trees produces a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged. Two Trees created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

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

Our results of operations for the three and six months ended June 30, 2024 include the operations of these businesses for the full quarter. The results of operations for the three and six months ended June 30, 2023 do not include any results from the acquired businesses.

Results of Operations

Three Months Ended June 30, 2024, compared to Three Months Ended June 30, 2023

The Company’s results of operations for the three months ended June 30, 2024 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

Revenue. Revenue for the three months ended June 30, 2024 was $271,894 compared to $0 for the three months ended June 30, 2023. The revenue is primarily attributable to liquor sales during the three months resulting from the acquisition of Two Trees and product and service income resulting from the acquisition of RF Specialties. We did not earn any revenues for the three months ended June 30, 2023.

Cost of Sales. Cost of sales for the three months ended June 30, 2024 was $343,408 compared to $0 for three months ended June 30, 2023. The cost of sales is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees, and labor costs related to the product and service income resulting from the acquisition of RF Specialties. We did not incur any cost of sales for the three months ended June 30, 2023.

Operating Expenses. The Company reported operating expenses of $630,044 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended June 30, 2024 compared to $64,076 for the three months ended June 30, 2023. The $565,968 increase in operating expenses was primarily attributable to increased legal, payroll expenses and accounting fees related to our acquisitions that occurred in December 2023, our public company reporting obligations associated with this acquisitions, and increased audit fees from the acquisitions closing in December 2023. Operating expenses included depreciation and amortization expense of $75,164 for the three months ended June 30, 2024.

Total Other Expenses. Total other expense was $62,557 for the three months ended June 30, 2024 compared to $5,676 for the three months ended June 30, 2023. Other expense for the three months ended June 30, 2024 primarily consisted of $57,700 of losses on disposal of assets, interest expense of $6,757 and interest income of $1,900. Other expense for the three months ended June 30, 2023 consisted of interest expense of $5,676.

Six Months Ended June 30, 2024, compared to Six Months Ended June 30, 2023

The Company’s results of operations for the six months ended June 30, 2024 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

Revenue. Revenue for the six months ended June 30, 2024 was $956,554 compared to $0 for the six months ended June 30, 2023. The revenue is primarily attributable to liquor sales during the three months resulting from the acquisition of Two Trees and product and service income resulting from the acquisition of RF Specialties. We did not earn any revenues for the six months ended June 30, 2023.

Cost of Sales. Cost of sales for the six months ended June 30, 2024 was $733,249 compared to $0 for six months ended June 30, 2023. The cost of sales is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees, and labor costs related to the product and service income resulting from the acquisition of RF Specialties. We did not incur any cost of sales for the six months ended June 30, 2023.

Operating Expenses. The Company reported operating expenses of $1,230,010 consisting primarily of legal, accounting, payroll, and general business related expenses for the six months ended June 30, 2024 compared to $105,527 for the six months ended June 30, 2023. The $1,124,483 increase in operating expenses was primarily attributable to increased legal, payroll expenses and accounting fees related to our acquisitions that occurred in December 2023, our public company reporting obligations associated with this acquisitions, and increased audit fees from the acquisitions closing in December 2023. Operating expenses included depreciation and amortization expense of $153,094 for the six months ended June 30, 2024.

Total Other Expenses. Total other expense was $59,799 for the six months ended June 30, 2024 compared to $5,676 for the six months ended June 30, 2023. Other expense for the six months ended June 30, 2024 primarily consisted of $54,000 of losses on disposal of assets, interest expense of $9,599 and interest income of $3,800. Other expense for the six months ended June 30, 2023 consisted of interest expense of $5,676.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

As of June 30, 2024, and December 31, 2023, we had $47,650 and $115,111 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of June 30, 2024, the Company has incurred operating losses since inception of $1,805,892. At June 30, 2024, the Company had a working capital deficit of $1,181,970.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2024, and 2023, were $458,335 and $138,044. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used from Investing Activities. Cash used in investing activities for the six months ended June 30, 2024, and 2023 was $8,820 and $107,500, respectively, including purchases of equipment of $8,820 and $88,000, respectively, and purchases of intangible assets of $0 and $19,500, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024, and 2023 was $399,694 and $226,767, respectively. The cash provided by financing activities for the six months ended June 30, 2024 was attributable to proceeds from subscriptions agreements of $390,000, proceeds from notes payable of $125,000, partially offset by repayments of notes payable of $90,306. The cash provided by financing activities for the six months ended June 30, 2023 was attributable to proceeds from sale of common stock of $185,598, proceeds from advances of $50,500, partially offset by repayment of advances of $9,331.

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

Revenue Recognition

Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RFS include product and services related to sustainable Radio Frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. The Company recognizes revenue by applying the following steps in accordance with ASC Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer over the length of the contract. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

The following information represents securities sold by us that has not been previously included in a Quarterly Report on Form 10-Q or a Current Report of Form 8-K which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We issued all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act (the “Securities Act”), or Regulation D or Regulation S promulgated thereunder.

During the quarter ended March 31, 2024, the Company sold 2,600,000 shares of common stock in exchange for cash proceeds of $390,000, of which 500,000 shares were issued in August 2024. The Company also issued 53,336 shares of common stock related to cash subscriptions during the year ended December 31, 2023.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MDwerks, Inc.

Date: August 14, 2024	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

