Form 10-K/A
period 2023-12-31
MDWerks, Inc.
filed 2024-10-15
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of MDwerks, Inc. (the “Company”) for the period ended December 31, 2024, originally filed on June 28, 2024 (the “Original Filing”), is being filed solely to correct an error in the disclosure contained on the cover page of the Original Filing checking of the “yes” box for the following: “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).” The Company erroneously checked the “yes” box, however, the “no” box should have been checked instead and the Company is filing this Amendment No. 1 solely to correct this error on the cover page. Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, and 32.1).

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the Exhibit Index on the following page of this Annual Report on Form 10-K/A.

Exhibit No.	Document Description
2.1	Merger Agreement, dated February 13, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023) **
2.2	Amendment No. 1 to Merger Agreement, dated February 16, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023) **
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022). **
3.3	Certificate of Elimination of the registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022). **
4.1	Description of securities.**
10.1	Exchange Agreement, dated as of January 19, 2023, by and among the registrant, RF Specialties LLC and Keith A. Mort (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023). **
19.1	Insider trading policy of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Principal Executive Officer and Principal Accounting Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) **

* Filed herewith.

** Filed Previously

ITEM 16. FORM 10-K SUMMARY

None.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

Dated: October 15, 2024	By:	/s/ Steven C. Laker
Steve Laker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Laker	Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	October 15, 2024
Steven C. Laker

/s/ James P. Cassidy	Director	October 15, 2024
James P. Cassidy

/s/ Edward D. Kratovil	Director	October 15, 2024
Edward D. Kratovil

4