Form 10-Q/A
period 2024-06-30
MDWerks, Inc.
filed 2024-10-15
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56299

MDwerks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1095411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Walnut Street, Green Cove, FL	32043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (252) 501-0019

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 13, 2024, was 201,378,204 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of MDwerks, Inc. (the “Company”) for the quarter ended June 30, 2024, originally filed on August 14, 2024 (the “Original Filing”), is being filed solely to correct an error in the disclosure contained on the cover page of the Original Filing checking of the “yes” box for the following: “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).” The Company erroneously checked the “yes” box, however, the “no” box should have been checked instead and the Company is filing this Amendment No. 1 solely to correct this error on the cover page. Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, and 32.1).

PART II

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q/A.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Principal Executive Officer and of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

*	Filed herewith.
**	Filed previously.

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

Signature	Title	Date

/s/ Steven C. Laker	Chief Executive Officer and Sole Director	October 15, 2024
Steven C. Laker	(principal executive officer and principal financials and accounting officer)