Form 10-Q
period 2024-09-30
MDWerks, Inc.
filed 2024-11-14
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the Company has 203,744,872 shares of common stock issued and outstanding.

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

3

Index to Financial Statements

As of September 30, 2024 and December 31, 2023

and for the Three and Nine Months Ended September 30, 2024 and 2023

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash	$62,478	$115,111
Note receivable	103,233	97,533
Accounts receivable, net	209,200	106,734
Inventory	188,630	201,207
Prepaid expenses and other current assets	16,146	28,632
Total Current Assets	579,687	549,217

Fixed assets, net of accumulated depreciation of $168,733 and $10,787, respectively	648,519	496,890
Intangible assets, net of accumulated amortization of $46,643 and $4,339, respectively	572,857	615,161
Right-of-use asset	1,011,233	1,105,152
Other assets	16,010	-
Goodwill	466,648	466,648
Total Assets	$3,294,954	$3,233,068

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$760,558	$668,748
Notes payable, current portion	264,967	96,404
Deferred revenue	-	52,779
Right-of-use liability, current portion	316,519	249,175
Total Current Liabilities	1,342,044	1,067,106
Notes payable, net of current portion	260,994	92,830
Right-of use liability, net of current portion	786,179	912,915
Total Liabilities	2,389,217	2,072,851

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 8,957,500 were issued and outstanding	8,958	8,958
Common stock, par value $0.001; 300,000,000 shares authorized, of which 202,044,872 and 198,724,868 shares were issued and outstanding at September 30, 2024 and December 31, 2023, respectively	202,045	198,725
Additional paid in capital	2,178,602	1,691,922
Subscription payable	165,000
Accumulated deficit	(1,648,868)	(739,388)

Total Stockholders’ Equity	905,737	1,160,217

Total Liabilities and Stockholders’ Equity	$3,294,954	$3,233,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$1,058,707	$-	$2,015,261	$-
Cost of revenue	325,839	-	1,059,088	-
Gross (loss) profit	732,868	-	956,173	-

Operating Expenses
General and administrative expense	494,821	128,496	1,539,442	234,023
Salaries and wages	16,148	-	48,443	-
Depreciation and amortization	58,969	636	212,063	636
Total Operating Expenses	569,938	129,132	1,799,948	234,659

Net Income (Loss) from Operations	162,930	(129,132)	(843,775)	(234,659)

Other Income (Expense)
Other income	1,900	-	5,700	-
Gain (loss) on disposal of assets	-	168,855	(54,000)	168,855
Interest expense	(7,806)	(4,232)	(17,405)	(9,908)
Total Other Income (Expense)	(5,906)	164,623	(65,705)	158,947)

Net Income (loss)	$157,024	$35,491	$(909,480)	$(75,712)

Net loss per share
Basic	$0.00	$0.00	$(0.00)	$(0.00)
Diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted Average Number of Shares
Basic	201,065,672	125,643,163	200,470,538	124,077,691
Diluted	201,065,672	125,643,163	200,470,538	124,077,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements Of Stockholders’ Equity (Deficit)

For The Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

					Additional			Total Stockholders’
	Preferred Shares		Common Shares		Paid In	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)

Balance, December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217

Common shares sold for cash	-	-	2,100,000	2,100	312,900	75,000	-	390,000

Common shares to be issued for royalty agreement	-	-	-	-	-	15,000	-	15,000

Net Loss	-	-	-	-	-	-	(302,389)	(302,389)

Balance, March 31, 2024	8,957,500	8,958	200,824,868	200,825	2,004,822	90,000	(1,041,777)	1,262,828

Net Loss	-	-	-	-	-	-	(764,115)	(764,115)

Balance, June 30, 2024	8,957,500	8,958	200,824,868	200,825	2,004,822	90,000	(1,805,892)	498,713

Common shares sold for cash	-	-	1,220,004	1,220	173,780	75,000	-	250,000
Net Income	-	-	-	-	-	-	157,024	157,024

Balance, September 30, 2024	8,957,500	$8,958	202,044,872	$202,045	$2,178,602	$165,000	$(1,648,868)	$905,737

Balance, December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$-	$(447,716)	(114,967)

Common shares sold for cash	-	-	1,141,298	1,141	84,457	-	-	85,598

Net Loss	-	-	-	-	-	-	(41,451)	(41,451)

Balance, March 31, 2023	8,957,500	8,958	123,401,506	123,401	285,988	-	(489,167)	(70,820)

Common shares sold for cash	-	-	1,333,333	1,334	98,666	-	-	100,000

Imputed interest	-	-	-	-	2,838	-	-	2,838

Net Loss	-	-	-	-	-	-	(69,752)	(69,752)

Balance, June 30, 2023	8,957,500	8,958	124,734,839	124,735	387,492	-	(558,919)	(37,734)
Common shares sold for cash	-	-	2,756,679	2,757	203,994	-	-	206,751
Imputed interest	-	-	-	-	2,116	-	-	2,116

Net Income	-	-	-	-	-	-	35,491	35,491

Balance, September 30, 2023	8,957,500	$8,958	127,491,518	$127,492	$593,602	$-	$(523,428)	$206,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(909,480)	$(75,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,063	636
Loss on disposal of assets	54,000	(168,855)
Stock-based compensation	15,000	-
Bad debt expense	976	-
Imputed interest	-	4,954
Interest income	(5,700)	-
Changes in operating assets and liabilities:
Accounts receivable	(103,442)	-
Prepaid expense	(16,146)	-
Inventory	12,577	-
Right-of-use asset	93,919	-
Accounts payable	95,711	(30,676)
Deferred revenue	(52,779)	-
Accrued expenses	-	2,838
Right-of-use liability	(59,392)	-
NET CASH USED IN OPERATING ACTIVITIES	(662,693)	(266,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,990)	(88,000)
Purchase of intangible assets	-	(19,500
Proceeds from sale of equipment	-	100,000
Payments on loans receivable	-	(75,000)
NET CASH USED IN INVESTING ACTIVITIES	(6,990)	(82,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	120,500	-
Repayment of notes payable	(143,450)	-
Proceeds from advances payable	-	118,748
Repayment of advances payable	-	(19,449)
Proceeds from subscription agreements	640,000	392,349
NET CASH PROVIDED BY FINANCING ACTIVITIES	617,050	491,648

NET CHANGE IN CASH	(52,633)	142,333

CASH - BEGINNING OF YEAR	115,111	23,715

CASH - END OF PERIOD	$62,478	$166,048

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities:
Property and equipment acquired with notes payable	$444,891	$-
Note receivable issued for asset sale	$-	$95,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2023.

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

Accounts Receivable and the Allowances for Credit Losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $209,200, net of $89,202 allowance for doubtful accounts, as of September 30, 2024. The Company had an accounts receivable balance of $106,734, net of $51,967 allowance for doubtful accounts, as of December 31, 2023. As of September 30, 2024, the Company had two customers that accounted for 18% and 11%, respectively, of total accounts receivable. As of December 31, 2023, the Company had three customers that accounted for 25%, 17%, and 10%, respectively, of total accounts receivable.

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

Going Concern - These interim unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $909,480 and negative cash flows from operations of $662,693 for the nine months ended September 30, 2024 and an accumulated deficit of $1,648,868 as of September 30, 2024. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied. As of September 30, 2024 and December 31, 2023, the Company had $0 and $52,779, respectively, in unsatisfied performance obligations related to liquor sales that it expects to satisfy over the next 12 months.

During the three and nine months ended September 30, 2024, the Company’s revenue consisted of revenues from liquor sales from Two Trees, and service and product income from RFS. There were no revenues during the three and nine months ended September 30, 2023.

For the three months ended September 30, 2024, the Company had one customer that accounted for 24% of total revenue, respectively. For the nine months ended September 30, 2024, the Company had one customer who accounted for 27% of total revenue.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three and nine months ended September 30, 2024, no impairment expense was recognized. During the year ended December 31, 2023, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three and nine months ended September 30, 2024, no impairment expense was recognized. During the year ended December 31, 2023, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $10,282 and $19,501 for the three and nine months ended September 30, 2024.

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

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials and packaging	$57,771	$78,352
Finished goods	130,859	122,855
Total inventories	$188,630	$201,207

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30, 2024	December 31, 2023
Machinery and equipment	$672,865	$220,984
Furniture and office equipment	133,890	133,890
Vehicles	-	142,306
Buildings	10,497	10,497
Total Property and equipment	817,252	507,677
Less accumulated depreciation	(168,733)	(10,787)
Total property and equipment, net	$648,519	$496,890

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

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the nine months ended September 30, 2024.

Depreciation expense totaled $61,071 and $124,892 for the three and nine months ended September 30, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2024	December 31, 2023
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(46,643)	(4,339)
Total intangible assets, net	$572,857	$615,161

Total amortization expense for the three and nine months ended September 30, 2024 was $14,102 and $42,304, respectively. Total amortization expense for the three and nine months ended September 30, 2023 was $636. The Company expects to recognize amortization expense of $56,432 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the nine months ended September 30, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report.

NOTE 6 – NOTE RECEIVABLE

During the year ended December 31, 2023, the Company sold certain fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The net book value of the asset at the time of sale was $26,145. A gain of $168,855 was recorded in the year ended December 31, 2023, for the sale of equipment. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year. The note receivable balance as of September 30, 2024 is $103,233 and the Company recognized interest income of $5,700 for the nine months ended September 30, 2024. The note receivable balance as of December 31, 2023, was $97,533, including interest of $2,533.

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

RF Specialties

On December 27, 2023, the Company completed the acquisition of RFS and the Exchange and issued to Mr. Mort 7,500,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). Immediately following the completion of the Exchange, RFS became a wholly owned subsidiary of the Company.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 as if the Exchange agreement with RF Specialties and the Merger agreement with Two Trees occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Revenue	$1,058,707	$473,906	$2,015,261	$1,763,910
Operating income (loss)	162,930	(552,810)	(843,775)	(1,186,139)
Net income (loss)	157,024	(404,301)	(909,480)	(1,033,728)
Net income (loss) per common share	$0.00	$(0.00)	(0.00)	(0.01)
Weighted average common shares outstanding	201,065,672	193,143,163	200,470,538	191,577,691

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

As of September 30, 2024 and December 31, 2023, the Company owed $383,877 and $88,674 under the notes payable, respectively.

NOTE 8 - ADVANCES PAYABLE

The Company received advances aggregating $104,204 from two non-related parties during the year ended December 31, 2022 to cover legal, accounting, and other various public company related operating expenses. The advances are unsecured, non-interest bearing and are due on demand. During the year ended December 31, 2023, the Company repaid $104,204 in cash of the advances. The balance as of September 30, 2024 and December 31, 2023 is $0.

During the nine months ended September 30, 2024 and 2023, the Company repaid $0 and $19,449 in cash of the advances, respectively.

NOTE 9 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of September 30, 2024	Balance as of December 31, 2023
Asset purchase agreement notes	December 1, 2023	0.00%	$383,877	$88,674
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Chrichton House Holdings, LLC	Due on demand	10.00%	115,000	-
Toohey Holdings	Due on demand	10.00%	5,500	-
Loan Payable - Mercedes	September 19, 2022	6.79%	-	60,008
Loan Payable - Dodge	June 18, 2022	0.00%	-	18,968
Total			$525,961	$189,234

The following is a summary of the future minimum payments of loans payable:

Twelve Months Ending
September 30,
2025	$264,967
2026	96,731
2027	67,898
2028	51,274
2029 and Thereafter	45,091
$525,961

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the nine months ended September 30, 2024.

During the nine ended September 30, 2024, the Company received a total of $120,500 in proceeds from two shareholders. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of September 30, 2024, the balance owed on the advances from shareholders was $120,500.

Interest expense of $7,806 and $4,232 was recorded in the three months ended September 30, 2024, and 2023, respectively. Interest expense of $17,405 and $9,908 was recorded in the nine months ended September 30, 2024, and 2023, respectively.

Accrued interest on notes payable as of September 30, 2024 and December 31, 2023, was $6,454 and $0, respectively.

NOTE 10 - CAPITAL STOCK

Common stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

As of September 30, 2024 and December 31, 2023, there were 202,044,872 and 198,724,868 shares issued and outstanding, respectively.

During the nine months ended September 30, 2024, the Company sold a total of 4,620,004 shares of common stock to accredited investors for total cash proceeds of $640,000, with 1,000,000 of these shares of common stock not yet issued as of September 30, 2024.

As part of the license agreement disclosed in Note 4, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet.

During the period ended September 30, 2023, the Company issued a total of 5,231,310 shares of common stock to accredited investors for total cash proceeds of $392,349.

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated the Series A Convertible Preferred so that each share shall hold with it conversion rights of 100 shares of common stock for every share of Series A Preferred stock held, and that each share of Series A Preferred stock will also hold with it the same number of common share votes prior to conversion as it would if fully converted to be used in voting on any company matter requiring a vote of shareholders. At September 30, 2024 and December 31, 2023, there were 8,957,500 shares issued and outstanding.

Warrants

The following table represents warrant activity during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2023	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at September 30, 2024	17,262,656	$1.50
Exercisable at September 30, 2024	17,262,656	$1.50

The warrants had a weighted average remaining life of 3.90 years and no intrinsic value as of September 30, 2024.

Stock Options

The following is a summary of activity of outstanding stock options during the nine months ended September 30, 2024:

		Weighted
		Average
	Number	Exercise
	of Options	Prices
Balance, December 31, 2023	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, September 30, 2024	4,650,685	$0.36
Exercisable, September 30, 2024	4,650,685	$0.36

The options had a weighted average remaining life of 9.19 years and no intrinsic value as of September 30, 2024.

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

During the nine months ended September 30, 2024, the Company received a total of $120,500 in proceeds from shareholders. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of September 30, 2024, the balance owed on the advances from shareholders was $120,500.

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the nine months ended September 30, 2024.

NOTE 13 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2024, the amount of right-of-use assets and lease liabilities were $1,011,233 and $1,102,698, respectively. As of December 31, 2023, the amount of right-of-use assets and lease liabilities were $1,105,152 and $1,162,090, respectively. Aggregate lease expense for the three and nine months ended September 30, 2024, was $82,597 and $231,741, respectively.

The following table provides the maturities of lease liabilities at September 30, 2024:

	Operating Lease	Remaining Term in Years
2025	160,125
2026	314,613
2027	219,112
2028	176,088
2029	182,132
thereafter	283,783
Total lease payments	1,335,853
Less: imputed interest	(233,155)
Present value of lease liability	1,102,698	2.54

NOTE 14 - SUBSEQUENT EVENTS

On November 7, 2024, by written consent of the Board of Directors, dated November 6, 2024, the Company executed individual Employment Agreements with Steven Laker, Chief Executive Officer and Chief Financial Officer of the Company, and James Cassidy, Chairman of the Board of Directors of the Company.

On November 7, 2024, the Company agreed to purchased 8,957,000 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10.00. The result of the purchase leaves no Series A Convertible Preferred Stock issued and outstanding.

Subsequent to September 30, 2024, the Company issued 700,000 shares of common stock in exchange for cash proceeds of $105,000.

Subsequent to September 30, 2024, the Company issued 1,000,000 shares of common stock related to shares sold for cash during the period ended September 30, 2024.

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

Our results of operations for the three and nine months ended September 30, 2024 include the operations of these businesses for the full quarter. The results of operations for the three and nine months ended September 30, 2023 do not include any results from the acquired businesses.

Results of Operations

Three Months Ended September 30, 2024, compared to Three Months Ended September 30, 2023

The Company’s results of operations for the three months ended September 30, 2024 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

Revenue. Revenue for the three months ended September 30, 2024 was $1,058,707 compared to $0 for the three months ended September 30, 2023. The revenue is primarily attributable to liquor sales during the three months resulting from the acquisition of Two Trees and product and service income resulting from the acquisition of RF Specialties. We did not earn any revenues for the three months ended September 30, 2023.

Cost of Sales. Cost of sales for the three months ended September 30, 2024 was $325,839 compared to $0 for three months ended September 30, 2023. The cost of sales is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees, and labor costs related to the product and service income resulting from the acquisition of RF Specialties. We did not incur any cost of sales for the three months ended September 30, 2023.

Operating Expenses. The Company reported operating expenses of $569,938 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended September 30, 2024 compared to $129,132 for the three months ended September 30, 2023. The $440,806 increase in operating expenses was primarily attributable to increased legal, payroll expenses and accounting fees related to our acquisitions that occurred in December 2023, our public company reporting obligations associated with this acquisitions, and increased audit fees from the increase in our business size from the acquisitions closing in December 2023. Operating expenses included depreciation and amortization expense of $58,969 for the three months ended September 30, 2024.

Total Other Expenses. Total other expense was $5,906 for the three months ended September 30, 2024 compared to $164,623 for the three months ended September 30, 2023. Other expense for the three months ended September 30, 2024 primarily consisted of interest expense of $7,806 and interest income of $1,900. Other income for the three months ended September 30, 2023 consisted of interest expense of $4,232 and $168,855 of gain on disposal of assets.

Nine Months Ended September 30, 2024, compared to Nine Months Ended September 30, 2023

The Company’s results of operations for the nine months ended September 30, 2024 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

Revenue. Revenue for the nine months ended September 30, 2024 was $2,015,261 compared to $0 for the nine months ended September 30, 2023. The revenue is primarily attributable to liquor sales during the three months resulting from the acquisition of Two Trees and product and service income resulting from the acquisition of RF Specialties. We did not earn any revenues for the nine months ended September 30, 2023.

Cost of Sales. Cost of sales for the nine months ended September 30, 2024 was $1,059,088 compared to $0 for nine months ended September 30, 2023. The cost of sales is primarily attributable to liquor sales during the period resulting from the acquisition of Two Trees, and labor costs related to the product and service income resulting from the acquisition of RF Specialties. We did not incur any cost of sales for the nine months ended September 30, 2023.

Operating Expenses. The Company reported operating expenses of $1,799,948 consisting primarily of legal, accounting, payroll, and general business-related expenses for the nine months ended September 30, 2024 compared to $234,659 for the nine months ended September 30, 2023. The $1,565,289 increase in operating expenses was primarily attributable to increased legal, payroll expenses and accounting fees related to our acquisitions that occurred in December 2023, our public company reporting obligations associated with this acquisitions, and increased audit fees from the acquisitions closing in December 2023. Operating expenses included depreciation and amortization expense of $212,063 for the nine months ended September 30, 2024.

Total Other Expenses. Total other expense was $65,705 for the nine months ended September 30, 2024 compared to other income of $158,947 for the nine months ended September 30, 2023. Other expense for the nine months ended September 30, 2024 primarily consisted of $54,000 of losses on disposal of assets, interest expense of $17,405 and interest income of $5,700. Other expense for the nine months ended September 30, 2023 consisted of $168,855 of gains on sale of assets, and interest expense of $9,908.

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, we had $62,478 and $115,111 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of September 30, 2024, the Company has incurred operating losses since inception of $1,648,868. At September 30, 2024, the Company had a working capital deficit of $762,357.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2024, and 2023, were $662,693 and $266,815. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2024, and 2023 was $6,990 and $82,500, respectively, including purchases of equipment of $6,990 and $88,000, respectively, and purchases of intangible assets of $0 and $19,500, respectively. For the nine months ended September 30, 202, cash used in investing activities also included proceeds from the sale of equipment of $100,000, partially offset by payments on loans receivable of $75,000.

Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024, and 2023 was $617,050 and $491,648, respectively. The cash provided by financing activities for the nine months ended September 30, 2024 was attributable to proceeds from subscriptions agreements of $640,000, proceeds from related party notes payable of $120,500, partially offset by repayments of notes payable of $143,450. The cash provided by financing activities for the nine months ended September 30, 2023 was attributable to proceeds from sale of common stock of $392,349, proceeds from advances of $118,748, partially offset by repayment of advances of $19,449.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended September 30, 2024, the Company sold 1,666,668 shares of common stock in exchange for cash proceeds of $250,000, with 1,000,000 shares not yet issued as of September 30, 2024. The Company also issued 53,336 shares of common stock related to cash subscriptions during the year ended December 31, 2023.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MDwerks, Inc.

Date: November 14 , 2024	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

