Form 10-K
period 2024-12-31
MDWerks, Inc.
filed 2025-03-25
CIK 1295514

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 18, 2025 was approximately $32,468,623.

As of March 18, 2025 the Company has 215,247,730 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

MDwerks, Inc. (the “Company,” “MDwerks,” “we,” “us,” or “our”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from the Company’s public reporting status. In December 2023, the Company completed the acquisition of two businesses as outlined below.

We are a technology company pioneering the development of innovative energy wave solutions for industrial and other commercial enterprises. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial. Our patented energy wave technology introduces a revolutionary approach to industrial processes by specific molecular targeting, which can be applied at precise and multiple locations in a system in ways that conventional single point heat sources cannot, resulting in improved efficiency, higher quality, and reduced processing time.

Our wholly-owned subsidiary, Two Trees Beverage Company, utilizes our Spirits Rapid Aging System, validating the use of our patented energy wave technology within the premium craft spirits industry. Our proprietary and patented molecular targeting system swiftly and sustainably transforms distillate to maturity, delivering traditional flavors in a fraction of the time with greatly reduced environmental impact and cost. Precision engineered to match traditional aging flavors and aromas, it has been used to produce over 50 SKUs and many award-winning products.

Overview of the Business of Two Trees

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”), by and between the Company, MD-TT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Two Trees Beverage Co. (“Two Trees”). The Company, Merger Sub and Two Trees may be referred to herein collectively as the “Parties” and separately as a “Party.”

In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, had the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of Company common stock, which were apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). Immediately following the Exchange, Two Trees became a wholly owned subsidiary of the Company.

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

Amendment No. 2 to Two Trees Merger Agreement

On September 11, 2023, the Company, Merger Sub and Two Trees entered into Amendment No. 2 to Merger Agreement (“Amendment No. 2”). Pursuant to the terms of Amendment No. 2, the Merger Agreement was amended to reflect that the Two Trees and the Company agree that the requirement that the Company Common Stock issued at the Closing shall be subject to a Lock-Up Agreement by and between the Company and each Two Trees Stockholder, was removed from the Merger Agreement, and the Company and the Two Trees Stockholders will not enter into Lock-Up Agreements at the Closing, and that the Company shall have no shares of preferred stock issued or outstanding as of the Closing Date.

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

Beginning in 2025, the Company has executed two contracts for service-based revenue at Two Trees for the Company’s Spirits Rapid Aging System (“SRAS”). Our proprietary and patented molecular targeting system swiftly and sustainably transforms distillate to maturity, delivering traditional flavors in a fraction of the time with greatly reduced environmental impact and cost. Precision engineered to match traditional aging flavors and aromas, it has been used to produce over 50 SKUs for the Company and many award-winning products. The Company anticipates continuing to offer this technology through a flexible technology license structure to enable customers to access transformative technology with minimal upfront investment, while securing long-term, predictable revenue streams for the Company. The Company has agreements to build, install and lease 3 SRAS in 2025.

Brands

Two Trees has built a portfolio of more than 30 spirit brands that are refined and capable of being produced in a fraction of the time it takes to produce traditional whiskies using the traditional production process discussed below. Three of Two Trees portfolio brands received 2022 SIP Awards, with its Two Trees Carolina Peach Whiskey receiving a Platinum Award, Two Trees Sea Salted Caramel Whiskey receiving a Gold Award and Two Trees Old Fashioned RTD receiving a Gold Award. Also, two of its portfolio brands received 2022 50 Best Awards with Two Trees Peanut Butter Whiskey and Two Trees Sea Salted Caramel Whiskey receiving Best Flavored Whiskey awards. Two Trees received the Best of Ashville 2023 and 2024 award for its sustainable matured, award-winning bourbon, whiskey, flavored whiskey and vodka.

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

CLIMAX HONEY RASPBERRY - This is Climax Wood-Fired Whiskey Made with natural honey produced by bees and raspberries grown in the Appalachian Mountains.

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

Two Trees has the following patents:

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

RFS is engaged in the business of developing sustainable radio frequency (RF) applications, and for over 13 years, has addressed the challenges faced by companies by implementing automated radio frequency technology. RFS has developed a system and method for the rapid aging of distilled spirits with RF energy that reduces energy and production costs thus increasing the speed to market for distilled beverages when compared to traditional technologies.

Our patented energy wave technology introduces a revolutionary approach to industrial processes by specific molecular targeting, which can be applied at precise and multiple locations in a system in ways that conventional single point heat sources cannot, resulting in improved efficiency, higher quality, and reduced processing time.

The Company is currently deploying its first industrial application of our Molecular sawdust drying system with a lumber mill. The system offers scalable, flexible solutions for any tonnage of sawdust, catering to diverse pellet manufacturing needs. It utilizes patented technology to adjust moisture content as required, optimizing it to precise specifications. The system features precision automation for controlling temperature and drying parameters, ensuring consistent high-quality output. This adaptable system enhances safety and productivity, achieving uniform results with minimal downtime. The Company is also targeting applications of this process in engineered wood products, adhesives, wood forest products and food and beverages

Patent and Trademarks – RF Specialties

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

Employees

As of December 31, 2024, the Company had 14 full-time and 5 part-time employees across all subsidiaries. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company

Risks related to our operations.

We generated revenues of $2,364,093 for the year ended December 31, 2024 from the operations of the business acquired, and $104,066, during the year ended December 31, 2023. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute our business plan, expand our business model in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and increase revenue growth.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. Our net losses were $1,621,117 and $291,672 for the years ended December 31, 2024 and 2023, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $2,360,505 and $739,388, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations. There is a risk that we may never bring our acquired business or assets and subsequent business operations to the marketplace. In addition, there is no guarantee that our subsequent operations will be profitable in the future, and you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent registered public accounting firm included in its opinion for the years ended December 31, 2024 and 2023 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

Our operations rely on the need for qualified servicers of our specialized microwave technology machinery, as well as on the availability for parts.

RF Specialties addresses companies’ most pressing challenges by implementing automated Radio Frequency Technology Systems in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. RF Specialties Radio Frequency Technology Systems are utilized in several applications, including pasteurization, disinfestation process is a non-thermal food processing technique that uses high-frequency electromagnetic energy to kill harmful microorganisms in dry food commodities. The Company also targets applications of this process in engineered wood products, adhesives, wood forest products and food and beverages. In addition to providing the machinery and technology needed for these types of applications, RF Specialties employs qualified personnel that are capable and knowledgeable about our technology and install and service our systems. In the event that no qualified installers or servicers are available, we could experience unfavorable business results including the loss of our contracts and a loss of the market for our technology.

Changes in consumer preferences and purchases, any decline in the social acceptability of our products, or governmental adoption of policies disadvantageous to beverage alcohol could negatively affect our business results.

Our Two Trees Beverage Company business is a branded consumer products company in a highly competitive market, and our success depends substantially on our continued ability to offer consumers appealing, high-quality products. Consumer preferences and purchases may shift, often in unpredictable ways, as a result of a variety of factors, including health and wellness trends; changes in economic conditions, demographic, and social trends; public health policies and initiatives; changes in government regulation of beverage alcohol products; concerns or regulations related to product safety; legalization of cannabis and its use on a more widespread basis in the markets where we operate; and changes in trends related to travel, leisure, dining, gifting, entertaining, and beverage consumption. As a result, consumers may begin to shift their consumption and purchases from our premium and super-premium products, or away from alcoholic beverages entirely. This shift includes consumption at home as a result of various factors, including shifts in social trends, and shifts in the channels for the purchases of our products. These shifts in consumption and purchasing channels could adversely impact our profitability. Consumers also may begin to prefer the products of competitors or may generally reduce their demand for brands produced by larger companies. Over the past several decades, the number of small, local distilleries in the United States has grown significantly. This growth is being driven by a trend of consumers showing increasing interest in locally produced, regionally sourced products. As more brands enter the market, increased competition could negatively affect demand for our premium and super-premium American whiskey brands, including Jack Daniel’s. In addition, we could experience unfavorable business results if we fail to attract consumers from diverse backgrounds and ethnicities in all markets where we sell our products.

Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories. Increased competition may, among other things, negatively impact our ability to maintain or gain market share; increase pricing pressure, which inhibits our ability to adequately respond to inflationary changes in commodities used in making our products; require increases in marketing and promotional activities; and negatively impact the market for our products. To continue to succeed, we must anticipate or react effectively to shifts in demographics, our competition, consumer behavior, consumer preferences, drinking tastes, and drinking occasions.

Production facility disruption could adversely affect our business.

Our liquor products are distilled at a single location. A catastrophic event causing physical damage, disruption, or failure at our facility could adversely affect our business. These and other supply (or supply chain) disruptions could prevent us from meeting consumer demand for the affected products in the short and medium term. In addition to catastrophic events identified above, supply disruptions could include the temporary inability to make our products at normal levels or at all. We could also experience disruptions if our suppliers are unable to deliver supplies. Our business continuity plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time and resources.

Higher costs or unavailability of water, raw materials, product ingredients, or labor could adversely affect our financial results.

Our products use materials and ingredients that we purchase from a variety of suppliers across the United States. Our ability to make and sell our products depends on the availability of the raw materials, product ingredients, finished products, wood, glass bottles, bottle closures, packaging, and other materials used to produce and package them. Without sufficient quantities of one or more key materials, our business and financial results could suffer. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we could not promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer.

Higher costs or insufficient availability of suitable grain alcohol, corn bourbon and other distillates, water, molasses, wood, glass, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, ocean freight lane disruptions, shipment container availability, rail shutdowns, increased government regulation, and other matters that could reduce the profitability of our operations. Our financial results may be adversely affected if we cannot pass along energy, freight, or other input cost increases through higher prices to our customers without reducing demand or sales.

International or domestic geopolitical or other events, including the imposition of any tariffs or quotas by governmental authorities on any raw materials that we use in the production of our products, could adversely affect the supply and cost of these raw materials to us. While we do not currently expect our production operations to be directly impacted by conflicts around the world, changes in global grain and commodity pricing and availability may impact the markets where we operate. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected.

Weather, acute or chronic climate change impacts, fires, diseases, and other agricultural uncertainties that affect the health, yield, quality, or price of the various raw materials used in our products also present risks for our business, including in some cases potential impairment in the recorded value of our inventory. Increasing average temperatures could also affect the maturation and yield of our aged inventory over time. Changes in weather patterns or intensity can disrupt our supply chain as well, which may affect production operations, insurance costs and coverage, and the timely delivery of our products.

Water is an essential component of our products, so the quality and quantity of available water is critical to our ability to operate our business. If extended droughts become more common or severe, or if our water supply is interrupted for other reasons, high-quality water could become scarce in some key production regions for our products, which in turn could adversely affect our business and financial results.

Product recalls or other product liability claims could materially and adversely affect our sales.

The success of our brands depends on the positive image that consumers have of them. We could decide to or be required to recall products due to suspected or confirmed product contamination, product tampering, spoilage, regulatory non-compliance, food safety issues, or other quality issues. Any of these events could adversely affect our financial results. Actual contamination, whether deliberate or accidental, could lead to inferior product quality and even illness, injury, or death of consumers, potential liability claims, and material loss. Should a product recall become necessary, or we voluntarily recall a product in the event of contamination, damage, or other quality issue, sales of the affected product or our broader portfolio of brands could be adversely affected. A significant product liability judgment or widespread product recall may negatively impact sales and our business and financial results. Even if a product liability claim is unsuccessful or is not fully pursued, resulting negative publicity could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Negative publicity could affect our business performance.

Unfavorable publicity, whether accurate or not, related to our industry or to us or our products, brands, marketing, executive leadership, employees, Board of Directors, family stockholders, operations, current or anticipated business performance, or environmental or social efforts could negatively affect our corporate reputation, stock price, ability to attract and retain high-quality talent, or the performance of our brands and business.

Adverse publicity or negative commentary on social media, whether accurate or not, particularly any that go “viral,” could cause consumers or other stakeholders to react by disparaging or avoiding our brands or company, which could materially negatively affect our financial results. Additionally, investor advocacy groups, institutional investors, other market participants, stockholders, employees, consumers, customers, influencers, and policymakers have focused increasingly on the environmental, social, and governance or “sustainability” positions and practices of companies.

If our positions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our corporate reputation, stock price, ability to attract and retain high-quality talent, and the performance of our brands and business may be negatively affected. Stakeholders and others who disagree with our company’s actions, positions, or statements may speak negatively or advocate against the company, with the potential to harm our reputation or business through negative publicity, adverse government treatment, or other means.

The requirements of remaining a public company may strain our resources, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition. We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) including maintaining internal controls over financial reporting, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

We expect to face intense competition, often from companies with greater resources and experience than we have.

We are likely to face competition from companies that have substantially greater financial, technological, managerial and research and development resources and experience than we have. In addition, if we are successful in closing an acquisition of one or more target companies, these acquired companies are likely to face competition for their service and product offerings from large and well-established companies that have greater production capabilities and marketing and sales experience than we have. If we are unable to compete successfully, we may be unable to grow, sustain our revenue or be successful in achieving our business plan.

We are growing the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As our growth plans proceed and development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, sales, marketing, financial, accounting, legal, and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our Company.

If we are unable to develop and maintain our brand and reputation for our service and product offerings, our business and prospects could be materially harmed.

Our business and prospects depend, in part, on developing and then maintaining and strengthening our brand and reputation in the markets we will serve and for the companies we acquire. If problems arise with our future products or services, our brand and reputation could be diminished. If we fail to develop, promote and maintain our brand and reputation successfully, our business and prospects could be materially harmed.

Legal and Regulatory Risks

National and local governments may adopt regulations or undertake investigations that could limit our business activities or increase our costs.

Our business is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could subject us to governmental investigations, cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, governments could prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Additional regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging.

Additional regulation in the United States and other countries addressing climate change, use of water, and other environmental issues could increase our operating costs. Increasing regulation of CO2 emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the production, distribution, and supply chain costs associated with our products.

Tax increases and changes in tax rules could adversely affect our financial results.

Our business is sensitive to changes in both direct and indirect taxes. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing rules, standards, or pronouncements could have a material adverse effect on our business and financial results. As a multinational company based in the United States, we are more exposed to the impact of changes in U.S. tax legislation and regulations than most of our major competitors, especially changes that affect the effective corporate income tax rate. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. We continue to evaluate the various provisions of the IRA and currently anticipate that its impact, if any, will not be material to our operating results or cash flows. Additional tax proposals sponsored by the current U.S. presidential administration could lead to U.S. tax changes, including significant increases to the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries. While we are unable to predict whether any of these changes will ultimately be enacted, if these or similar proposals are enacted into law, they could negatively impact our effective tax rate and reduce net earnings.

Our business operations are also subject to numerous duties or taxes not based on income, sometimes referred to as “indirect taxes.” These indirect taxes include excise taxes, sales or value-added taxes, property taxes, payroll taxes, import and export duties, and tariffs. Increases in or the imposition of new indirect taxes on our operations or products would increase the cost of our products or materials used to produce our products or, to the extent levied directly on consumers, make our products less affordable, which could negatively affect our financial results by reducing purchases of our products and encouraging consumers to switch to lower-priced or lower-taxed product categories. As governmental entities look for increased sources of revenue, they may increase taxes on beverage alcohol products.

Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes.

Increased social and political attention has been directed at the beverage alcohol industry. For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of beverage alcohol. While most people who drink alcoholic beverages do so in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other parts of the world continue to seek governmental measures to make beverage alcohol more expensive, less available, or more difficult to advertise and promote. If future scientific research indicates more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of beverage alcohol declines significantly, sales of our products could be adversely affected.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or impose limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. For example, in February 2021, the European Union published its Europe Beating Cancer Plan. As part of the plan, by the end of 2023, the European Union will issue a proposal for mandatory health warnings on beverage alcohol product labels. Such campaigns could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our brands unrecognizable, or reduce demand for our products, which could adversely affect our profitability. If additional or more severe requirements of this type are imposed on one or more of our products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales.

Counterfeiting or inadequate protection of our intellectual property rights could adversely affect our business prospects.

Our brand names, trademarks, and related intellectual property rights are critical assets, and our business depends on protecting them online and in the countries where we do business. We may not succeed in protecting our intellectual property rights in a given market or in challenging those who infringe our rights or imitate or counterfeit our products. Although we believe that our intellectual property rights are legally protected in the markets where we do business, the ability to register and enforce intellectual property rights varies from country to country. In some countries, for example, it may be more difficult to successfully stop counterfeiting or look-alike products, either because the law is inadequate or, even though satisfactory legal options may exist, it may be difficult to obtain and enforce sanctions against counterfeiters. We may not be able to register our trademarks in every country where we want to sell a particular product, and we may not obtain favorable decisions by courts or trademark offices.

Litigation and legal disputes could expose our business to financial and reputational risk.

Major private or governmental litigation challenging the production, marketing, promotion, distribution, or sale of beverage alcohol or specific brands could affect our ability to sell our products. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business reputation or financial results. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future. We could also experience employment-related or cybersecurity-related class actions, environmental claims, commercial disputes, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could adversely affect our business results, particularly if there is negative publicity.

As discussed throughout these risk factors, governmental actions around the world are a continuing compliance risk for global companies such as ours. In addition, as a U.S. public company, we are exposed to the risk of securities-related class action suits, particularly following a precipitous drop in the share price of our stock. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business.

Unfavorable economic conditions could negatively affect our operations and results.

Unfavorable national or regional economic conditions may be triggered by numerous developments beyond our control, including geopolitical events, health crises, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures, or disruptions to credit and capital markets could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. For example, since 2021, the United States has experienced a rapid increase in inflation levels. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our premium products and increase our costs. Unfavorable economic conditions could also cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers’ willingness to make discretionary purchases of beverage alcohol products or pay for premium brands such as ours.

Unfavorable economic conditions could also adversely affect our suppliers, distributors, customers, and retailers, who in turn could experience cash flow challenges, more costly or unavailable financing, credit defaults, and other financial hardships. Such financial hardships could lead to distributor or retailer destocking, disruption in raw material supply, increase in bad debt expense, or increased levels of unsecured credit that we may need to provide to customers. Other potential negative consequences to our business from unfavorable economic conditions include higher interest rates, an increase in the rate of inflation, deflation, exchange rate fluctuations, credit or capital market instability, or lower returns on pension assets or lower discount rates for pension obligations (possibly requiring higher contributions to our pension plans).

Our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be a material adverse impact on our business, results of operations or financial condition

We are highly dependent upon our personnel, including Steve Laker, our Chief Executive Officer. The loss of Mr. Laker’s services could impede the achievement of our business objectives. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. Furthermore, our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management and scientific personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the our industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of key or qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse impact on our business, results of operations or financial condition.

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

Our current operating funds are less than necessary to complete our intended plan of operations. We will need additional funds. Our failure to obtain such additional financing could result in delay or indefinite postponement or further of any subsequent operations which would have a material adverse effect on our business. As of December 31, 2024 and 2023, we had cash of $ 11,159 and $115,111, respectively. We do not expect that our existing cash and cash from revenue will be sufficient to fund our current operations through at least 12 months from the date of this annual report. We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

We expect to incur losses in the future.

We recently acquired two businesses that generate revenue. We expect that we may incur operating losses in future periods while integrating these businesses and may incur additional costs related to the integration. We cannot guarantee that we will be successful in generating revenues at the same level of those businesses in the future. Failure to generate profitability operations will cause us to go out of business.

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

The Company has 300,000,000 authorized common shares, of which 215,247,730 are currently issued and outstanding and 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which no shares are issued and outstanding. Pursuant to the terms of the Exchange Agreement and the Merger Agreement, we issued an aggregate of 67,500,000 shares of common stock.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have only begun to conduct comprehensive risk assessments, establish an incident response plan, and engage with external cybersecurity consultants for assessments or services. As of the date of this report, we have adopted an incident response plan which governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors. Our Chief Executive Officer has been designated as the lead in implementing our incident response plan.

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

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties. The Company maintains an operating lease for its office space and operating facility for the Two Trees business in Fletcher, North Carolina, which has a remaining term of 14 months as of December 31, 2024 and a renewal option for an additional three years. The Company also maintains an operating lease for its RF Specialties facility in Mills River, North Carolina, which as a remaining term of 5.5 years. We believe these facilities to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

As of the filing date of this Annual Report on Form 10-K, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is eligible for unsolicited quotes only on the OTC Market Group, Inc. QB Market under the symbol “MDWK”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule 15c2-11 is required for brokers to publish competing quotes and provide continuous market making. The trading market for the common stock has been extremely limited and sporadic.

The following table sets forth for the respective periods indicated the prices of our common stock in this market. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Year 2024	High	Low

Quarter Ended March 31, 2024	$0.25	$0.06
Quarter Ended June 30, 2024	$0.24	$0.01
Quarter Ended September 30, 2024	$0.22	$0.01
Quarter Ended December 31, 2024	$0.21	$0.06

Fiscal Year 2023

Quarter Ended March 31, 2023	$0.05	$0.05
Quarter Ended June 30, 2023	$0.00	$0.00
Quarter Ended September 30, 2023	$0.03	$0.03
Quarter Ended December 31, 2023	$0.05	$0.05

Holders of Common Stock

As of March 18, 2025, there were approximately 355 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

During the quarter ended December 31, 2024, the Company sold 700,000 shares of common stock in exchange for cash proceeds of $105,000.

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

We are a technology company pioneering the development of innovate energy wave solutions for industrial and other commercial enterprises. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial. Our patented energy wave technology introduces a revolutionary approach to industrial processes by specific molecular targeting, which can be applied at precise and multiple locations in a system in ways that conventional single point heat sources cannot, resulting in improved efficiency, higher quality, and reduced processing time.

Our wholly-owned subsidiary, Two Trees Beverage Company, utilizes our Spirits Rapid Aging System, validating the use of our patented energy wave technology within the premium craft spirits industry. Our proprietary and patented molecular targeting system swiftly and sustainably transforms distillate to maturity, delivering traditional flavors in a fraction of the time with greatly reduced environmental impact and cost. Precision engineered to match traditional aging flavors and aromas, it has been used to produce over 50 SKUs and many award-winning products.

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

RFS is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 13 years RFS has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing Radio Frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

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

Sale of Assets

On August 25, 2023, we entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, we sold certain tangible manufacturing assets of ours to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023, and matures on August 25, 2029. The Company recognized a gain of $168,855 on the disposition of assets. During the year ended December 31, 2024, the Company recognized a loss on impairment of the Note of $97,533.

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the year ended December 31, 2024.

Results of Operations

Fiscal Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The Company’s results of operations for the year ended December 31, 2024 include the results of Two Trees since the acquisition date of December 8, 2023, and include the results of RFS from the acquisition date of December 27, 2023.

	For the Years ended December 31,
	2024	2023

Revenue
Two Trees Distilling	$1,324,823	$104,066
RF Specialties	1,039,270	-
Total	$2,364,093	$104,066

Cost of Revenue
Two Trees Distilling	$917,458	$80,133
RF Specialties	572,606	1,523
Total	$1,490,064	$81,656

Gross profit (loss)
Two Trees Distilling	$407,365	$23,933
RF Specialties	466,664	(1,523)
Total	$874,029	$22,410

Revenue. Revenue for the year ended December 31, 2024 was $2,364,093 compared to $104,066 for the year ended December 31, 2023. Revenue of $1,324,823 in 2024 is attributable to liquor sales from the acquisition of Two Trees, compared to $104,066 in 2023, and $1,039,270 of revenue in 2024 attributable to product and service income from the acquisition of RF Specialties, compared to $0 in 2023. The RF Specialties business benefited in 2023 from contracts related to the design of industrial drying modules using the Company’s patented radio frequency technology for use in lumber mills. In February 2025, the Company executed contracts with two customers related to the lease of an aggregate of three Spirits Rapid Aging System that are expected to begin producing revenue to the Company in the second half of 2025. The Company expects to drive significant growth in revenue and gross profit in its Two Trees Distilling business from this new revenue stream going forward.

Cost of Sales. Cost of sales for the year ended December 31, 2024 was $1,490,064 compared to $81,656 for the year ended December 31, 2023. Cost of sales for the Company’s Two Trees Distilling operations was $917,458 in 2024 compared to $80,133 in 2023. The increase is due to a full year of operations in 2024 compared to the acquisition in December 2023. The Company’s RF Specialties business incurred costs of sales of $572,606 in 2024, including labor costs of $470,045 related to the product and service income from the acquisition of RF Specialties, compared to $1,523 in 2023.

Operating Expenses. The Company reported operating expenses of $2,376,693 consisting primarily of legal, accounting, payroll, and general business related expenses for the year ended December 31, 2024 compared to $475,009 for the year ended December 31, 2023. The $1,843,784 increase in operating expenses was primarily attributable to a full year of operations with both businesses. Selling, general and administrative expenses was $1,853,335, and included legal, accounting and audit fees related to our public company reporting obligations and increased activity from two operating business lines, including stock-based compensation of $71,938. Operating expenses included salary and wages expense of $175,827 and $0 for the years ended December 31, 2024 and 2023, respectively. Operating expenses included depreciation and amortization expense of $289,631 and $15,126 for the years ended December 31, 2024 and 2023, and a loss of $57,900 on disposal of assets to a related party.

Total Other Income/Expense. Total other expense was $118,453 for the year ended December 31, 2024 compared to the total other income of $160,927 for the year ended December 31, 2023. The $221,480 change was primarily attributable to a loss of $97,533 loss on impairment of note receivable compare to $0 in 2023, and a gain of $168,855 on the sale of assets in 2023.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2024 and 2023, our cash balance was $11,159 and $115,111, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $2,360,505. At December 31, 2024, the Company had a working capital deficit of $1,244,697.

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

We expect to incur marketing, professional, and administrative expenses as well as expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition, and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the years ended December 31, 2024 and 2023, was $781,970 and $519,790. The increase was attributable to an increase in net loss from the increase in operations in 2024.

Cash Used in Investing Activities. Net cash used in investing activities for the years ended December 31, 2024 and net cash provided by investing activities for the year ended December 31, 2023, was $6,990 and $39,041, respectively. The decrease was attributable to a decrease in purchase of intangible assets of $19,500 and property and equipment of $88,000 in 2023 to purchases of property and equipment of $6,990 in 2024. The Company had cash proceeds from the sale of certain equipment of $100,000 and $46,541 net assets acquired from acquisitions in 2023.

Cash Provided by Financing Activities. Net cash provided by financing activities for the years ended December 31, 2024 and 2023, was $685,008 and $572,145. Net cash provided by financing activities for the year ended December 31, 2024 consisted of $745,000 in proceeds from the sale of common stock, $155,500 in proceeds from related party notes payable, offset by repayments of notes payable to related parties and third parties of $32,500 and $182,982, respectively, and redemption of preferred stock of $10. Net cash provided by financing activities for the year ended December 31, 2023 consisted of $676,349 in proceeds from the sale of common stock, offset by $104,204 repayments of advances payable.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

The Company adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2024, which resulted in additional disclosures in our segment financial information footnote, primarily related to significant segment expenses that are regularly provided to the CODM and included within our reported measure of segment profit or loss. Refer to note 14 for these additional disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on its consolidated financial statements.

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of December 31, 2024, the Company had $226,066 in unsatisfied performance obligations that it expects to satisfy over the next 12 months, of which $25,366 related to shipment of liquor products and $200,700 related to the Company’s RF Specialties business

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has two reporting units. During the years ended December 31, 2024, and 2023, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the years ended December 31, 2024, and 2023, no impairment expense was recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

As of December 31, 2024 and 2023

and for the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MDwerks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MDWerks, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2024.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

The Woodlands, TX

March 25, 2025

PCAOB ID #2738

MDwerks, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$11,159	$115,111
Note receivable	-	97,533
Accounts receivable, net	109,142	106,734
Inventory	236,863	201,207
Prepaid expenses	17,000	28,632
Total Current Assets	374,164	549,217

Fixed assets, net	585,025	496,890
Intangible assets, net	558,784	615,161
Right-of-use asset	915,803	1,105,152
Goodwill	466,648	466,648
Other non-current assets	16,010	-
Total Assets	$2,916,434	$3,233,068

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$822,111	$668,748
Accounts payable related party	46,812	-
Notes payable	134,557	96,404
Notes payable – related party	123,000	-
Deferred revenue	226,066	52,779
Right-of-use liability, current portion	266,315	249,175
Total Current Liabilities	1,618,861	1,067,106
Notes payable, net of current portion	231,370	92,830
Right-of use liability, net of current portion	695,175	912,915
Total Liabilities	2,545,406	2,072,851

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 and 8,957,500 were issued and outstanding	-	8,958
Common stock, par value $0.001; 300,000,000 shares authorized, of which 204,744,872 and 198,724,868 shares were issued and outstanding at December 31, 2024 and 2023, respectively	204,745	198,725
Additional paid in capital	2,511,788	1,691,922
Subscription payable	15,000	-
Accumulated deficit	(2,360,505)	(739,388)

Total Stockholders’ Equity (Deficit)	371,028	1,160,217

Total Liabilities and Stockholders’ Equity (Deficit)	$2,916,434	$3,233,068

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023

Revenues	$2,364,093	$104,066
Cost of revenues	1,490,064	81,656
Gross profit	874,029	22,410

Operating expenses:
Selling, general and administrative expenses	1,853,335	459,883
Salaries and wages	175,827	-
Depreciation and amortization expense	289,631	15,126
Loss on sale of assets, related party	57,900	-
Total operating expenses	2,376,693	475,009

Operating loss	(1,502,664)	(452,599)

Other income (expense):
Gain (loss) on sale of assets	-	168,855
Loss on impairment of note receivable	(97,533)	-
Other income	2,500	2,533
Interest expense, net	(23,420)	(10,461)
Total other income (expense)	(118,453)	160,927

Net loss	$(1,621,117)	$(291,672)

Net loss per common share – basic	$(0.01)	$(0.00)
Net loss per common share – diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic	201,542,775	129,422,897
Diluted	201,542,775	129,422,897

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2022	8,957,500	$8,958	122,260,208	$122,260	$201,531	$-	$(447,716)	$(114,967)
Common Shares sold for cash	-	-	8,964,660	8,965	667,384		-	676,349
Common Shares issued for acquisitions	-	-	67,500,000	67,500	817,500		-	885,000
Imputed interest	-	-	-	-	5,507		-	5,507
Net loss	-	-	-	-	-		(291,672)	(291,672)
Balance December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217
Common shares sold for cash	-	-	5,020,004	5,020	739,980		-	745,000
Common shares to be issued for royalty agreement	-	-	-	-	-	15,000	-	15,000
Redemption of Preferred Stock	(8,957,500)	(8,958)			8,948			(10)
Stock based compensation	-	-	1,000,000	1,000	70,938		-	71,938
Net loss	-	-	-	-	-		(1,621,117)	(1,621,117)
Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,621,117)	$(291,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,631	15,126
Gain/Loss on sale of assets	57,900	(168,855)
Loss on impairment of note receivable	97,533	-
Stock-based compensation	71,938	-
Common stock to be issued for royalty agreement	15,000	-
Imputed interest	-	5,507
Allowance for credit losses	39,176	20,420
Interest income	-	(2,533)
Changes in operating assets and liabilities:
Accounts receivable	(41,584)	(11,494)
Prepaid expense	(17,000)	1,429
Inventory	(35,656)	1,277
Right-of-use asset	189,349	9,881
Accounts payable	153,361	(82,061)
Accounts payable related party	46,812	-
Deferred revenue	173,287	(7,288)
Right-of-use liability	(200,600)	(9,527)
NET CASH USED IN OPERATING ACTIVITIES	(781,970)	(519,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(19,500)
Proceeds from sale of property and equipment	-	100,000
Net assets acquired from acquisitions	-	46,541
Purchase of property and equipment	(6,990)	(88,000)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(6,990)	39,041

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	155,500	-
Redemption of preferred stock	(10)	-
Repayment of notes payable	(182,982)	-
Repayment of notes payable related party	(32,500)	-
Repayment of advances payable	-	(104,204)
Proceeds from subscription agreements	745,000	676,349
NET CASH PROVIDED BY FINANCING ACTIVITIES	685,008	572,145

NET CHANGE IN CASH	(103,952)	91,396

CASH - BEGINNING OF YEAR	115,111	23,715

CASH - END OF PERIOD	$11,159	$115,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with notes payable	$444,891	$-
Note receivable issued for asset sale	$-	$95,000
Common stock issued for acquisitions	$-	$885,000

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Two Trees Beverage Company, Prost Beverage Co, Radio Aged Beer LLC, RF Kettle Company LLC, Two Trees, Distilling, RAS LLC, (collectively referred to as “Two Trees”) and RF Specialties, LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had $11,159 cash equivalents at December 31, 2024 and $115,111 cash at December 31, 2023.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2024 and December 31, 2023. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2024 and December 31, 2023.

Loss Per Share -Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended December 31, 2024 and December 31, 2023, there were no options, warrants or derivative securities outstanding.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $109,142 net of $26,710 allowance for doubtful accounts as of December 31, 2024. The Company had bad debt expense of $39,176 and $20,420 as of December 31, 2024 and 2023, respectively. The company had an accounts receivable balance of $106,734 as of December 31, 2023. As of December 31, 2024, the Company had two customers that accounted for 50% and 10% of total accounts receivable. As of December 31, 2023, the Company had three customers that accounted for 25%, 17%, and 10% of total accounts receivable.

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

The carrying values of the Company’s accounts payable and accrued liabilities, advances payable, and convertible notes payable, approximate their fair value due to their short-term nature. The Company has no assets or liabilities measured at fair value on a recurring basis. The Company’s goodwill and intangible asses were valued using level 3 inputs at the time of acquisition.

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had a net loss of $1,621,117 and an accumulated deficit of $2,360,505 as of and for the year ended December 31, 2024. Although management believes that it will be able to successfully execute a business combination, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, , the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of December 31, 2024, the Company had $226,066 in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the year ended December 31, 2024, the Company’s revenue consisted of liquor sales resulting from the acquisition of Two Trees and labor costs related to the product and service income resulting from the acquisition of RF Specialties.

For the year ended December 31, 2024, the Company had one customer who accounted for 25% of total revenue.

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

Intangible Assets - Intangible assets, consisting of trade names, developed technology, and customer relationships, are accounted for in accordance with ASC 350 “Intangibles - Goodwill and Other”. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of three to fifteen years.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has two reporting units. During the years ended December 31, 2024, and 2023, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the years ended December 31, 2024, and 2023, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $32,127 and $595 for the years ended December 31, 2024, and 2023, respectively.

Segment Reporting - Financial Accounting Standard Board (“FASB”) ASC Topic 280, “Segment Reporting,” requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources.

Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker (“CODM”), manages our segments, evaluates financial results, and makes key operating decisions. The Company has two reportable operating segments, 1) RF Specialties, which derives its revenue from developing sustainable radio frequency (RF) applications, and 2) Two Tress Distilling, which derives its revenue from the sale of liquor beverages. The CODM uses net income from operations to evaluate and make key operating decisions.

Reclassifications – Certain prior period amounts have been reclassified to conform to current period presentation.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

The Company adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2024, which resulted in additional disclosures in our segment financial information footnote, primarily related to significant segment expenses that are regularly provided to the CODM and included within our reported measure of segment profit or loss. Refer to note 14 for these additional disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on its consolidated financial statements.

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

Inventories consisted of the following as of December 31:

	2024	2023
Raw materials and packaging	$38,189	$78,352
Finished goods	198,674	122,855
Total inventories	$236,863	$201,207

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following as of December 31:

	2024	2023
Machinery and equipment	$516,255	$220,984
Furniture and office equipment	253,851	133,890
Vehicles	-	142,306
Buildings	10,497	10,497
Total Property and equipment	780,603	507,677
Less accumulated depreciation	(195,578)	(10,787)
Total property and equipment, net	$585,025	$496,890

On August 25, 2023, the Company entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, the Company sold certain tangible manufacturing assets to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023. The Note matures on August 25, 2029 and is due in full at maturity. During the year ended December 31, 2024, the Company recognized a loss on impairment of the note receivable and accrued interest of $97,533.

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

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the year ended December 31, 2024, included in loss on disposal of assets on the consolidated statement of operations.

As of December 31, 2024 and 2023, the Company owed $344,343 and $88,674 under the notes payable, respectively.

Depreciation expense totaled $233,254 and $10,787 for the years ended December 31, 2024, and 2023, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following as of December 31:

	2024	2023
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(60,716)	(4,339)
Total intangible assets, net	$558,784	$615,161

Total amortization expense for the years ended December 31, 2024 and 2023 was $56,377 and $4,339, respectively. The Company expects to recognize amortization expense of $56,432 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Annual Report on Form 10-K, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of December 31, 2024, the royalty payable balance was $170,274, and is included in accounts payable on the Company’s consolidated balance sheet.

NOTE 6 – NOTE RECEIVABLE

During the year ended December 31, 2023, the Company sold certain fixed assets for $195,000. At the time of the sale $100,000 cash proceeds were received and the Company received a note receivable for $95,000. The net book value of the asset at the time of sale was $26,145. A gain of $168,855 was recorded in the year ended December 31, 2023, for the sale of equipment. The note is payable in full at maturity on August 25, 2029, and accrues interest at the rate of 8% per year. During the year ended December 31, 2024, the Company impaired the note receivable. The note receivable balance as of December 31, 2024 and 2023, was $0 and $97,533 including interest income of $0 and $2,533, respectively. During the year ended December 31, 2024, the Company impaired the note receivable. The Company recorded a loss of $97,533 during the year ended December 31, 2024.

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the years ended December 31, 2024 and 2023 as if the Exchange agreement with RF Specialties and the Merger agreement with Two Trees occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2024	2023
Revenue	$2,364,093	$2,283,567
Operating loss	(1,502,664)	(1,253,970)
Net loss	(1,621,117)	(1,093,089)
Net loss per common share	$(0.01)	$(0.01)
Weighted Average common shares outstanding	201,542,775	193,059,884

NOTE 8 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of December 31, 2024	Balance as of December 31, 2023
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$344,343	$88,674
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Loan Payable - Mercedes	September 19, 2022	6.79%	-	60,008
Loan Payable – Dodge	June 18, 2022	0.00%	-	18,968
Advances Payable – Related parties	Various	10.00%	123,000	-
Total			$488,927	$189,234

The following is a summary of the future minimum payments of loans payable:

Year Ending
December 31,
2025	$257,557
2026	87,483
2027	60,341
2028	51,274
2029 and Thereafter	32,272
$488,927

The Company received advances aggregating $104,204 from two non-related parties during the year ended December 31, 2022 to cover legal, accounting, and other various public company related operating expenses. The advances are unsecured, non-interest bearing and are due on demand. During the year ended December 31, 2023, the Company repaid $104,204 in cash of the advances. The balance as of December 31, 2024 and 2023 is $0.

During the year ended December 31, 2020, the Company entered into a termination agreement and agreed to pay the sum of $50,000, pursuant to the agreement. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. During the year ended December 31, 2023, the Company made a payment of $10,000. The balance as of December 31, 2024, and December 31, 2023, is $21,584.

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

In May 2024, the Company sold two vehicles and transferred the related loans to Mr. Mort. See Notes 4 and 11.

During the year ended December 31, 2024, the Company received a total of $155,500 in proceeds from shareholders. The loans included interest of 10% and $32,500 was repaid in 2024. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of December 31, 2024, the balance owed on the advances from shareholders was $123,000.

Interest expense of $23,420 and $10,461 was recorded in the years ended December 31, 2024, and 2023, respectively, of which $5,507 for the year ended December 31, 2023 was imputed interest on the termination agreement. Accrued interest as of December 31, 2024, and December 31, 2023, was $7,637 and $0, respectively.

NOTE 9 - CAPITAL STOCK

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

On November 7, 2024, the Company agreed to purchased 8,957,500 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At December 31, 2024 and 2023 and 2023, there were 0 and 8,957,500 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Common stock

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

During the year ended December 31, 2024, the Company sold a total of 5,020,004 shares of common stock to accredited investors for total cash proceeds of $745,000.

During the year ended December 31, 2024, the Company issued a total of 1,000,000 shares of common stock to officers and directors for services under the employment agreements discussed in Note 10. The Company recorded stock-based compensation of $71,938 under the employment and Independent Director agreements, based on the common stock prices ranging from $0.10 to $0.16 on the respective grant dates. See Note 10.

As part of the license agreement disclosed in Note 11, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000 based on the fair value of the Company’s stock at the grant date. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet

During the year ended December 31, 2023, the Company issued a total of 8,964,660 shares of common stock to accredited investors for total cash proceeds of $676,349.

During the year ended December 31, 2023, the Company issued a total of 67,500,000 shares of common stock, with a fair value of $885,000, for the acquisitions of Two Trees and RF Specialties, LLC.

At December 31, 2024 and 2023, there were 204,744,872 and 198,724,868 shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2023, the Company issued warrants in connection with the sale of common stock to investors. The following table represents warrant activity during the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2022	-	-
Granted	17,262,656	1.50
Forfeited, cancelled	-	-
Outstanding at December 31, 2023	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at December 31, 2024	17,262,656	$1.50
Exercisable at December 31, 2024	17,262,656	$1.50

The warrants had a weighted average remaining life of 3.65 years and no intrinsic value as of December 31, 2024.

Stock options

During the year ended December 31, 2023, in connection with the acquisition of Two Trees, the Company issued common stock options to purchase the Company’s common stock to employees of Two Trees in replacement of their previously outstanding stock options of Two Trees. The following is a summary of activity of outstanding stock options during the year ended December 31, 2024:

		Weighted
		Average
	Number	Exercise
	of Options	Prices

Balance, December 31, 2023	-	$-
Granted	4,650,685	0.36
Cancelled	-	-
Balance, December 31, 2023	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, December 31, 2024	4,650,685	$0.36
Exercisable, December 31, 2024	4,650,685	$0.36

The options had a weighted average remaining life of 8.94 years and no intrinsic value as of December 31, 2024.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. The Company incurred fees of $15,000 and commissions of $1,125 during the year ended December 31, 2024, and owed the broker $5,625 as of December 31, 2024.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Laker, valued at $102,500, based on the common stock price at the date of grant. The Company recognized expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the year ended December 31, 2024 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Cassidy, valued at $49,000 based the common stock price at the date of grant. The Company recognized stock based compensation expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the year ended December 31, 2024 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 18, 2024, Mr. Timothy Brocopp and the Company entered into an Independent Director Agreement, with the following summarized terms: Mr. Brocopp shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Brocopp’s employment commenced on Monday, November 16, 2024, and continues for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Brocopp 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, with $10,000 shares divided by a VWAP schedule. The fair value of the shares was estimated using a common stock price of $0.10 or $10,000. The Company recognized stock based compensation expense of $10,000 for these awards and expects to recognize an additional $0 as the awards vest immediately. Furthermore, the Company is to issue an additional 71,429 shares of common stock, based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of December 31, 2024. The fair value of the shares was estimated using a common stock price of $0.15 or $10,714. Subsequent to the date of this report, the Company issued 171,429 shares of common stock to Mr. Brocopp.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, with $10,000 shares divided by a VWAP schedule. The estimated fair value of the shares was estimated using a common stock price of $0.16 or $16,010. The Company recognized stock based compensation expense of $16,010 for these awards and expects to recognize an additional $0 as the awards vest immediately. Furthermore, the Company is to issue an additional 71,429 shares of common stock, based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of December 31, 2024. The fair value of the shares was estimated using a common stock price of $0.15 or $10,714. Subsequent to the date of this report, the Company issued 171,429 shares of common stock to Mr. Blackstone.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024, the Company entered into agreements with certain officers and directors, as disclosed in Note 10.

On November 7, 2024, the Company agreed to purchased 8,957,500 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At December 31, 2024 and 2023, there were 0 and 8,957,500 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

During the year ended December 31, 2024, the Company received a total of $155,500 in proceeds from shareholders and repaid $32,500. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of December 31, 2024, the balance owed on the advances from shareholders was $123,000. See Note 8 above.

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the year ended December 31, 2024.

As of December 31, 2024, the Company owed a total of $36,738 to an entity controlled by the Company’s Chairman, and $10,074 to Mr. Mort related to expense reimbursements.

NOTE 12 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $915,803 and $961,490, respectively. As of December 31, 2023, the amount of right-of-use assets and lease liabilities were $1,105,152 and $1,162,090, respectively. Aggregate lease expense for the years ended December 31, 2024, and 2023 was $215,928 and $5,546, respectively.

The following table provides the maturities of lease liabilities at December 31, 2024:

		Remaining
	Operating Lease	Term in Years
2025	336,512
2026	196,136
2027	176,088
2028	182,132
2029	188,339
thereafter	95,332
Total lease payments	1,174,539
Less: imputed interest	(213,049)
Present value of lease liability	961,490	4.74

NOTE 13 – INCOME TAXES

For the period from inception through December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024, and 2023, the Company had approximately $2,288,567 and $739,388 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The effective income tax rate for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Federal statutory income tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net deferred tax assets before valuation allowance	$480,599	$155,271
Less: Valuation allowance	(480,599)	(155,271)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 14 – SEGMENT REPORTING

The Company’s operations are managed and reported in two operating segments, each of which is a reportable segment for financial reporting purposes: (1) RF Specialties and (2) Two Trees Distilling. These segments are organized principally by product and service category. The Company’s reportable segments are determined based on (1) financial information reviewed by the CODM, (2) operational structure of the Company which is designed and managed to share resources across the entire suite of products offered by the business, and (3) the basis upon which the CODM makes resource allocation decisions. The CODM for both segments is the Director, President and Chief Executive Officer of the Company. The CODM utilizes the segment operating income (loss) to assess profitability and performance of actual results compared to forecasts.

Significant segment expenses and assets information is as follows:

	For the Years ended December 31,
	2024	2023

Revenue
Two Trees Distilling	$1,324,823	$104,066
RF Specialties	1,039,270	-
Total	$2,364,093	$104,066

Cost of Sales
Two Trees Distilling	$917,458	$80,133
RF Specialties	572,606	1,523
Total	$1,490,064	$81,656

Gross profit
Two Trees Distilling	$407,365	$23,933
RF Specialties	466,664	(1,523)
Total	$874,029	$22,410
	-
General & Administrative Expense
Two Trees Distilling	$697,372	$63,361
RF Specialties	228,187	6,589
Corporate	927,776	389,933
Total	$1,853,335	$459,883

Salary and Wages
Two Trees Distilling	$64,590	$-
RF Specialties	-	-
Corporate	111,237	-
Total	$175,827	$-

Depreciation and Amortization Expense
Two Trees Distilling	$97,359	$5,730
RF Specialties	179,669	26
Corporate	12,603	9,370
Total	$289,631	$15,126

Net loss from operations
Two Trees Distilling	$(451,956)	$(45,158)
RF Specialties	908	(8,138)
Corporate	(1,051,616)	(399,303)
Total	$(1,502,664)	$(452,599)

Assets
Two Trees Distilling	$1,501,686	$1,716,841
RF Specialties	1,337,848	1,318,464
Corporate	76,900	197,763
Total	$2,916,434	$3,233,068

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

On December 31, 2024, the Company issued a promissory note payable in the amount of $100,000 at the rate of 12% per annum, with a maturity date on December 31, 2026. The cash proceeds from this promissory note were received in January 2025.

On January 30, 2025, the Company issued a promissory note payable in the amount of $50,000 at the rate of 12% per annum, with a maturity date of January 30, 2026.

Subsequent to December 31, 2024, the Company sold 7,826,667 shares of common stock in exchange for cash proceeds of $1,174,000, of which 2,666,667 have not yet been issued.

Subsequent to December 31, 2024, the Company issued 171,429 shares each to Mr. Brocopp and Mr. Blackstone pursuant to their director agreements.

On January 27, 2025, the Company’s wholly owned subsidiary, Two Trees Beverage Company (the “Buyer”), and Brown Water Bourbon Xchange, LLC, a Kentucky Limited Liability Company (the “Seller”) (collectively the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”). According to the terms of the Agreement, the Seller sold to Buyer 680 barrels of whiskey in exchange for 5,000,000 restricted shares of Common Stock of the Company (the “Shares”). On the same day, the Buyer and Seller closed the transaction.

On February 19, 2025, Two Trees Beverage Company, and RFS each entered into new contracts with two industry-leading spirits companies, related to the deployment and license of the Company’s proprietary Spirits Rapid Aging System (“SRAS”).

On March 10, 2025, the Company entered into an Executive Employment Agreement with David Stephens. Mr. Stephens shall serve as the Chief Financial Officer of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Stephen’s employment commenced on March 1, 2025, and continues for a term of three (3) years. Compensation that Mr. Stephens will receive during his term includes (i) for the period of January 1, 2025 through December 31, 2025, an base salary of $120,000, payable in equal monthly payments of $10,000 per month; (ii) for the period of January 1, 2026 through December 31, 2026, a base salary of $150,000; and (iii) for the period of January 1, 2027 through December 31, 2027, a base salary of $175,000. In addition to the Base Salary, Mr. Stephens shall receive performance-based bonuses from January 1, 2025 on a quarterly basis for a period of two (2) years of the Term (the “Two Year Quarterly Bonuses”) as follows: for any calendar quarter(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar quarter, Mr. Stephens shall be entitled to a cash bonus equating to fifteen percent (15%) of his then-current Base Salary within thirty (30) days of the conclusion of any such calendar quarter(s). Upon conclusion of the two (2) years of the Term, Mr. Stephens shall thereafter receive performance-based bonuses on an annual basis (the “Subsequent Annual Bonuses”). For any calendar year(s) where the Company’s gross revenue has increased a minimum of ten percent (10%) from its prior year gross revenue for that corresponding calendar year, Mr. Stephens shall be entitled to a cash bonus equating to forty percent (40%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis; For any calendar year(s) where the Company’s gross revenue has increased a minimum of fifteen percent (15%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Stephens shall be entitled to a cash bonus equating to seventy-five percent (75%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis.; For any calendar year(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Stephens shall be entitled to a cash bonus equating to one hundred twenty five percent (125%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis.

Upon execution of the agreement, the Company will issue 150,000 shares of common stock to Mr. Stephens, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. The agreement has an initial term of three years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Stephens without cause, Mr. Stephens will receive six months of his then-current base salary, and all stock awards under the agreement will become fully vested. These shares have not yet been issued.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 vesting monthly from January 1, 2026 through December 31, 2027. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These shares have not yet been issued.

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

In connection with this annual report, as required by Rule 13a-15(d) and 15d-15(e) under the Exchange Act, we have carried out an evaluation, as of December 31, 2024, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2024 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2024, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) lack of formalized policy and procedures around related party transactions; and (5) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified in connection with the audit of our financial statements as of December 31, 2024 and communicated the matters to our management.

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

The Company’s management concluded that in light of the errors mentioned above, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2024, and the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

We are committed to improving our financial organization. In the fourth quarter of 2024, the Company appointed two new independent directors to the Board of Directors. The Company intends to establish an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. We will also prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company’s quarterly period ended December 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Adoption or Termination of Insider Trading Arrangements and Policies

On June 6, 2024 the Board of Directors adopted a Policy on Insider Trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Under our Certificate of Incorporation, the size of our Board shall be at least one member, or a larger number as may be fixed from time to time by resolution of a majority of the directors then in office. Our Board currently consists of five members. Under our Certificate of Incorporation, members of our Board serve three-year terms and hold office until the next annual meeting of stockholders when their respective successors are duly elected and qualified, or until their earlier resignation, retirement, disqualification, or removal. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

The following table sets forth the names, positions and ages of our current directors and executive officers.

Name	Position	Age	Term of Office
Richard Blackstone *	Director	64	Appointed December 3, 2024
Timothy Brocopp *	Director	52	Appointed November 18, 2024
James P Cassidy	Executive Chairman of the Board of Directors	62	Appointed December 8, 2023
Edward D. Kratovil	Director	79	Appointed December 8, 2023
Steven C. Laker	Chief Executive Officer and Director	46	Appointed July 21, 2022
David Stephens **	Chief Financial Officer	41	Appointed March 1, 2025

* The Board determined each of Messrs. Brocopp and Blackstone to be an “independent director” under Nasdaq listing standards as discussed in detail below under “Director Independence”.

** Mr. Stephens was appointed Chief Financial Officer of the Company on March 1, 2025.

Executive Officers and Director Information

Richard Blackstone has been a member of our Board since December 3, 2024. Mr. Blackstone currently serves as Chief Executive Officer of Blackstone Entertainment, Inc., which he founded in 2008 to nurture the careers of music artists and songwriters. In parallel, from 2016 to 2019, he served as Board Member and Chief Executive Officer of Avex Inc., where he planned and launched the Japanese entertainment company’s global expansion. Prior to that, he served as: Chief Creative Officer of BMG – The New Music Company, where he helped re-establish Bertelsmann in the music industry; Chairman and Chief Executive Officer of Warner Chappell Music; and President of ZOMBA Group of Companies, where he helped develop the careers of young artists such as Britney Spears, Backstreet Boys, Justin Timberlake, Linkin Park, and Macy Gray, among others. He began his career as an Associate at Paul Marshall Law Offices. Mr. Blackstone graduated from Rutgers University with a bachelor’s degree in economics/English and from Cardozo School of Law with a Doctor of Law – JD degree.

Timothy Brocopp has been a member of our Board since November 18, 2024. Mr. Brocopp began his career in the management and training program at Hensley Beverage Company, a prominent beverage distributor in Arizona. He then joined Intermountain Distributing Company, a leading regional beverage distributor, where he held various sales and management positions before assuming the role of President and CEO. During his career, he has held several board and advisory positions, including with First Interstate Bank Advisory Board, St. Vincent Healthcare Foundation, Anheuser-Busch Advisory Panel, MT Beer and Wine Distributors Association, Friends of the Children, and the Rocky Mountain College Board.

James P. Cassidy was appointed as a Director of the Company on December 8, 2023 following its acquisition of Two Trees. Mr. Cassidy is the founder and Managing Partner of Preposterous Holdings, a family run private equity business with offices in Asheville, North Carolina which he established in 2013. Mr. Cassidy has worked as a private equity investor and advisor for over 25 years with dozens of companies across several industries, with extensive experience in the tobacco, technology, hospitality, consumer packaged goods, and healthcare sectors. Since May 2021, he has served as Chairman of the Board of Two Trees. Beginning in 2016 he was an early investor in, and helped guide, GoFire, Inc. as a board member and consultant until the sale of its certain vaporizer and inhalation-related intellectual property assets to Kaival Brands Innovations Group, Inc. (Nasdaq: KAVL) in May 2023. From 2000 to 2007, Mr. Cassidy was a partner in The StrataGroup, a wealth management advisory group at Smith Barney. From 1983 to 1993, he worked in various roles in the government relations department and as Director of Corporate Services at UST Inc., a tobacco business holding company.

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

Steven C. Laker was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, and Director on July 21, 2022. Steven is a seasoned executive with extensive leadership experience across energy, finance, construction, steel fabrication and behavioral health sectors.  Mr. Laker has served as the Chief Executive Officer of Sunwave USA Holdings Inc., a company focused on the energy and sustainability industry (“Sunwave”) since 2019. Previously, Mr. Laker served as Chief Executive Officer of Agera Energy LLC and its affiliates, from 2014 through 2018.  Mr. Laker spent 9 years as the Chief Financial Officer of Steelways Inc, and its subsidiary Star Energy LLC where he managed the finances, accounting and treasury for up to 200 employees and worked closely with the ethanol and bio-diesel transloading segment. Before Steelways/Star Energy, Steve worked with New Windsor Energy in CFO and Controller capacities supervising all back-office functions of the energy derivative trading systems. Prior to entering the energy sector Mr. Laker worked as the Controller of Response Personnel, Inc. an employment placement company with 800 full/part time employees as well as Meridian Global Services, serving 15,000 multinational clients as a lead audit analyst for several Fortune 100 companies.  Mr. Laker received a Bachelor of Arts from SUNY Empire State College.

David Stephens was appointed to the position of Chief Financial Officer of the Company effective March 1, 2025. Mr. Stephens, age 41, has served as the Director of Accounting with Fresh Notion Financial Services (“Fresh Notion”) leading a team of accountants in the provision of consulting, accounting, and financial reporting services, and continues on in his role with Fresh Notions, which serves as a contractor to the Company. Mr. Stephens has more than 19 years of financial reporting and auditing experience with public companies, and previously worked at Nexeo Solutions, a $4 billion chemicals and plastics distribution Company from October 2012 to December 2018, serving as the Manager of Financial Reporting and Technical Accounting Manager prior to Nexeo’s acquisition by its largest competitor. Mr. Stephens is a graduate of the University of Houston where he earned his Bachelor of Business Administration degree in Accounting and Masters of Science degree in Accounting. Mr. Stephens is a Certified Public Accountant in Texas.

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

● Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, activities, or to be associated with persons engaged in any such activity;

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

investment, banking, savings and loan, or insurance

Committees of the Board of Directors

We do not have a standing nominating, compensation or audit committee. Rather, our full Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not presently listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

Our Board currently consists of five members. Two of our current Board members and director nominees are “independent” as determined under listing standards of the Nasdaq Capital Market (“Nasdaq”). Code of Ethics

Board Qualifications

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

Board Oversight of Risk Management

The Board of Directors considers oversight of the Company’s risk management efforts, including enterprise risk management, to be a responsibility of the entire Board. Management regularly updates the full Board on major Company initiatives, strategies, and related risks. At least annually, management reviews with the Board risks to the enterprise and efforts to address them. In addition, presentations are made in the ordinary course at scheduled Board meetings regarding operations, finance, market trends, and the various other risks that face the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The following disclosure concerns the compensation arrangements of our current named executive officers for the fiscal years ended December 31, 2024 and 2023.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

● our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2024 and 2023,

● our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2024 and 2023, and

● up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2024 and 2023.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Steven C. Laker	2024	55,618	-	343,000	-	-	-	-	408,730
Chief Executive Officer	2023	-	-	-	-	-	-	-	-

(1)	Salary amounts included above were not paid as of December 31, 2024.

(2)	The fair value of the stock awards to Mr. Cassidy, were estimated under FASB ASC 718 based upon the closing price of the Company’s common stock at the grant date of the awards and includes awards with time-based vesting and performance-based vesting conditions.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Steven C. Laker	-	-	-	$-	N/A	3,375,000	$506,250	-	$-

The market value of unvested stock awards is based on the closing price of the Company’s common stock as of December 31, 2024, $0.15 per share.

Employment Agreements

Employment Agreement with Steven C. Laker

On November 7, 2024, the Company entered an Employment Agreement with Mr. Laker, retroactive to July 15, 2024, after which time, it provides for an initial term of 36 months, commencing on November 7, 2024 (the “Effective Date”), and continuing for a period of five (5) years unless otherwise terminated in accordance with the Employment Agreement. Thereafter, the Employment Agreement and its terms shall automatically be renewed for additional five (5) year periods, unless written notice of the election not to renew the Term at least ninety (90) days is given, prior to any such renewal date.

In consideration of Mr. Laker’s service as Chief Executive Officer, the Company shall pay Mr. Laker $180,000 for the period between July 15, 2024, through December 31, 2025. For the period of January 1, 2026, through December 31, 2026, the Company shall pay Mr. Laker $225,000. For the period of January 1, 2027, through December 31, 2027, the Company shall pay Mr. Laker $250,000. For the period of January 1, 2028, through December 31, 2028, the Company shall pay Mr. Laker $300,000. For the period of January 1, 2029, through December 31, 2029, the Company shall pay Mr. Laker $350,000.

Mr. Laker shall receive certain cash and equity performance-based bonuses starting January 1, 2025, on a quarterly basis for a period of two (2) years of the Term of up to a cash bonus equating to twenty five percent (25%) of his then-current base salary. Upon the conclusion on the two (2) years Mr. Laker shall thereafter receive performance-based bonuses on an annual basis, of up to fifty percent (50%) of his then-current base salary payable as fifty percent (50%) cash and fifty percent (50%) in Company stock. For any calendar year(s) where the Company’s gross revenue has increased a minimum of fifteen percent (15%) from its prior year gross revenue for that corresponding calendar year(s) Mr. Laker shall be entitled to a cash bonus equating to one hundred percent (100%) of his then-current base salary payable as fifty percent (50%) cash and (2) fifty percent (50%) in Company stock. For any calendar year(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar year(s) Mr. Laker shall be entitled to a cash bonus equating to one hundred fifty percent (150%) of his then-current base salary payable as fifty percent (50%) cash and fifty percent (50%) Company stock. Upon Execution of the Agreement, the Company issued five hundred thousand (500,000) shares of the Company’s stock to Mr. Laker, which share vest according to a vesting schedule, as set forth in the Employment Agreement. Mr. Laker is also eligible to receive an additional three million shares (3,000,000) of the Company’s stock based on the Company’s performance as determined benchmarks set forth in the Employment Agreement. Mr. Laker will be entitled to receive prompt reimbursement for all reasonable expenses he incurs in connection with his services on behalf of the Company on terms which are consistent with those offered to the senior executives of the Company and subject to the Company’s requirements with respect to reporting and documentation of such expenses. Mr. Laker will be entitled to additional fringe benefits, including dental and health benefits and paid vacation on terms at least as preferential as those offered to any senior executive of the Company. Mr. Laker shall also be entitled to participate in any and all Company retirement and/or pension plans as may become available to any senior executive of the Company on terms at least as preferential as those offered to any other senior executive of the Company.

In the event Company terminates Mr. Laker for a reason other than With Notice For Cause or Terminated Immediately For Cause as defined by the Employment Agreement, Mr. Laker is entitled to severance pay equating to twelve (12) months of his then-current Base Salary along with full vesting acceleration of any and all unvested stock provided for in the Employment Agreement. Mr. Laker shall also be entitled to an Executive Severance Package in the event of resignation With Cause Upon Notice, an Immediate Resignation For Cause or a Resignation by Mutual Agreement as defined by the Employment Agreement.

Mr. Laker’s Employment Agreement is automatically terminated upon death. In the event of Mr. Laker’s death, all compensation owed to Mr. Laker shall be paid to his spouse or other beneficiaries. If, during the Term, Mr. Laker is incapacitated due to physical or mental illness or incapacity for more than thirty (30) days, in the aggregate during any 12-month period, the Company may, upon a minimum of ten (10) days’ prior written notice notify Mr. Laker that the Employment Agreement has been terminated, however, Mr. Laker shall be entitled to receive salary, benefits, and reimbursable expenses owed to him through the date of termination.

Employment Agreement with James P. Cassidy

On November 7, 2024, the Company entered an Employment Agreement with James P. Cassidy. The Employment Agreement is retroactive to January 1, 2024, commences on November 7, 2024 (the “Effective Date”), and continues for a period of five (5) years unless otherwise terminated in accordance with the Employment Agreement. Thereafter, the Employment Agreement and its terms shall automatically be renewed for additional five (5) year periods, unless written notice of the election not to renew the Term at least ninety (90) days is given, prior to any such renewal date.

In consideration of Mr. Cassidy’s service as Chairman of the Board of Directors, the Company shall pay Mr. Cassidy $180,000 for the period through December 31, 2025. For the period of January 1, 2026, through December 31, 2026, the Company shall pay Mr. Cassidy $225,000. For the period of January 1, 2027, through December 31, 2027, the Company shall pay Mr. Cassidy $250,000. For the period of January 1, 2028, through December 31, 2028, the Company shall pay Mr. Cassidy $300,000. For the period of January 1, 2029, through December 31, 2029, the Company shall pay Mr. Cassidy $350,000.

Mr. Cassidy shall receive certain cash and equity performance-based bonuses starting January 1, 2025, on a quarterly basis for a period of two (2) years of the Term of up to a cash bonus equating to twenty five percent (25%) of his then-current base salary. Upon the conclusion on the two (2) years Mr. Cassidy shall thereafter receive performance-based bonuses on an annual basis, as follows: For any calendar year(s) where the Company’s gross revenue has increased a minimum of ten percent (10%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Cassidy shall be entitled to a cash bonus equating to fifty percent (50%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash and fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis. For any calendar year(s) where the Company’s gross revenue has increased a minimum of fifteen percent (15%) from its prior year gross revenue for that corresponding calendar year(s) Mr. Cassidy shall be entitled to a cash bonus equating to one hundred percent (100%) of his then-current Base Salary payable as fifty percent (50%) in cash and fifty percent (50%) in Company stock. For any calendar year(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar year(s) Mr. Cassidy shall be entitled to a cash bonus equating to one hundred fifty percent (150%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock.

Upon Execution of the Agreement, the Company issued five hundred thousand (500,000) shares of the Company’s stock to Mr. Cassidy, which share vest according to a vesting schedule, as set forth in the Employment Agreement. Mr. Cassidy is also eligible to receive an additional three million shares (3,000,000) of the Company’s stock based on the Company’s performance as determined benchmarks set forth in the Employment Agreement.

In the event Company terminates Mr. Cassidy for a reason other than With Notice For Cause or Terminated Immediately For Cause as defined by the Employment Agreement, Mr. Cassidy is entitled to severance pay equating to twelve (12) months of his then-current Base Salary along with full vesting acceleration of any and all unvested stock provided for in the Employment Agreement. Mr. Cassidy shall also be entitled to an Executive Severance Package in the event of resignation With Cause Upon Notice, an Immediate Resignation For Cause or a Resignation by Mutual Agreement as defined by the Employment Agreement.

Mr. Cassidy’s Employment Agreement is automatically terminated upon death. In the event of Mr. Cassidy’s death, all compensation owed to Mr. Cassidy shall be paid to his spouse or other beneficiaries. If, during the Term, Mr. Cassidy is incapacitated due to physical or mental illness or incapacity for more than thirty (30) days, in the aggregate during any 12-month period, the Company may, upon a minimum of ten (10) days’ prior written notice notify Mr. Cassidy that the Employment Agreement has been terminated, however, Mr. Cassidy shall be entitled to receive salary, benefits, and reimbursable expenses owed to him through the date of termination.

Employment Agreement with David Stephens

On March 1, 2025, Mr. Stephens and the Company entered into an Executive Employment Agreement (the “Agreement”) with the following summarized terms:

Mr. Stephens shall serve as the Chief Financial Officer of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Stephen’s employment commenced on March 1, 2025, and continues for a term of three (3) years.

Compensation that Mr. Stephens will receive during his term includes (i) for the period of January 1, 2025 through December 31, 2025, an base salary of $120,000, payable in equal monthly payments of $10,000 per month; (ii) for the period of January 1, 2026 through December 31, 2026, a base salary of $150,000; and (iii) for the period of January 1, 2027 through December 31, 2027, a base salary of $175,000.

In addition to the Base Salary, Mr. Stephens shall receive performance-based bonuses from January 1, 2025 on a quarterly basis for a period of two (2) years of the Term (the “Two Year Quarterly Bonuses”) as follows: for any calendar quarter(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar quarter, Mr. Stephens shall be entitled to a cash bonus equating to fifteen percent (15%) of his then-current Base Salary within thirty (30) days of the conclusion of any such calendar quarter(s).

Upon conclusion of the two (2) years of the Term, Mr. Stephens shall thereafter receive performance-based bonuses on an annual basis (the “Subsequent Annual Bonuses”). For any calendar year(s) where the Company’s gross revenue has increased a minimum of ten percent (10%) from its prior year gross revenue for that corresponding calendar year, Mr. Stephens shall be entitled to a cash bonus equating to forty percent (40%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis; For any calendar year(s) where the Company’s gross revenue has increased a minimum of fifteen percent (15%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Stephens shall be entitled to a cash bonus equating to seventy-five percent (75%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis.; For any calendar year(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Stephens shall be entitled to a cash bonus equating to one hundred twenty five percent (125%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis.

Upon Execution of the Agreement, the Company will issue one hundred fifty thousand (150,000) shares of the Company’s stock to Mr. Stephens, which share vest according to a vesting schedule, as set forth in the Employment Agreement. Mr. Stephens is also eligible to receive an additional three million shares (562,500) of the Company’s stock based on the Company’s performance as determined benchmarks set forth in the Employment Agreement. The Company shall reimburse Mr. Stephens for all reasonable out-of-pocket expenses incurred in the ordinary course of business. Mr. Stephens is bound by certain confidentiality covenants with the Company and has made certain representations and warranties customary to Officers and Directors.

In the event Company terminates Mr. Stephens for a reason other than With Notice For Cause or Terminated Immediately For Cause as defined by the Employment Agreement, Mr. Laker is entitled to severance pay equating to six (six) months of his then-current Base Salary along with full vesting acceleration of any and all unvested stock provided for in the Employment Agreement. Mr. Stephens shall also be entitled to an Executive Severance Package in the event of resignation With Cause Upon Notice, an Immediate Resignation For Cause or a Resignation by Mutual Agreement as defined by the Employment Agreement.

Employment Agreement with Richard Blackstone

On December 3, 2024, Mr. Blackstone and the Company entered into an Independent Director Agreement, commencing on Tuesday, December 3, for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, , and an additional equity grant each calendar quarter, with the number of shares determined with $10,000 shares divided by a VWAP schedule as of the end of each quarter.

Employment Agreement with Timothy Brocopp

On November 18, 2024, Mr. Brocopp and the Company entered into an Independent Director Agreement, commencing on November 16, 2024, for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Brocopp 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and an additional equity grant each calendar quarter, with the number of shares determined with $10,000 shares divided by a VWAP schedule as of the end of each quarter.

Equity Award Plans

We have not adopted any equity compensation plans but may do so in the future. The terms of any such plan have not been determined. As of December 31, 2024, there are no outstanding equity awards concerning unexercised options, stock that has not vested nor equity incentive plan awards for any named executive officer.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board. The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Cassidy	$55,618	$343,000	$-	$-	$398,618
Richard Blackstone	2,444	26,724	-	-	29,168
Timothy Brocopp	1,667	20,714	-	-	22,381
Total:	$59,729	$390,438	$-	$-	$450,167

All Director cash compensation earned in 2024 were not yet paid as of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2024 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The following table sets forth information regarding the number of shares of Common Stock and Series A Preferred Stock beneficially owned as of the date of this Annual Report, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On December 31, 2024 we had 204,744,872 shares of common stock issued and outstanding and no shares of Series A Preferred Stock issued and outstanding.

	Common Stock
Name, Position and Address of Beneficial Owner	No. Beneficially Owned	% of Common Stock(1)	% of Voting Capital Stock
Richard Blackstone	671,429	* %	* %
Timothy Brocopp	2,838,095	1.39%	1.39%
James P Cassidy	1,000,000	* %	* %
Edward D. Kratovil	-	-	-
Steven C. Laker	1,550,000	* %	* %
All directors and officers as a group	6,059,524	2.96%	2.96%

Five Percent or Greater Shareholders
Keith Mort (2)	24,123,181	11.78%	11.78%
Brian Plotkin (3), (4)	14,500,802	7.08%	7.08%
Infinity Holdings Group (3)	13,542,506	6.61%	6.61%
Chad Slagle(4)	12,716,725	6.21%	6.21%

*	Indicates beneficial ownership of less than 1% of the outstanding common stock.
(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on December 31, 2024, there were 204,744,872 shares of our common stock outstanding and 8,957,500 shares of Series A Preferred Stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2024. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.
(2)	Mr. Mort is located in Fletcher, NC.
(3)	Includes 10,542,506 shares owned by Infinity Holdings Group, Inc. and 3,000,000 shares held by Infinity Holdings Capital Inc., entities controlled by Brian Plotkin. Infinity Holdings Group, Inc. and Infinity Holdings Capital Inc. are located in Croton on Hudson, NY.
(4)	Mr. Plotkin is co-trustee of Starfish Irrevocable Trust I which holds 7,000,000 shares, and co-trustee of Starfish Irrevocable Trust II which holds 7,000,000 shares and are located in Briarcliff Manor, New York. Also includes 261,471 shares held by Mr. Plotkin, and 239,331 shares held by Steel Style Sales, Inc., located in Croton on Hudson, NY.
(5)	Mr. Slagle is located in Black Mountain, NC

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

On November 7, 2024, the Company agreed to purchased 8,957,500 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At December 31, 2024 and 2023, there were 0 and 8,957,500 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

During the year ended December 31, 2024, the Company received a total of $155,500 in proceeds from shareholders and repaid $32,500. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of December 31, 2024, the balance owed on the advances from shareholders was $123,000. See Note 8 above.

In May 2024, the Company entered into two bill of sale agreements to sell two vehicles to Keith Mort, the former owner of RFS. Mr. Mort assumed the loans associated with the two vehicles with a net book value of $130,492 and an aggregate principal balance of $72,592 at the time of sale, and the Company recognized a loss on disposal of $57,900 during the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAs LLC, our independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	$121,400	$74,000
Audit-Related Fees	-	2,072
Tax Fees	-	-
All Other Fees	-	-
Total	$121,400	$76,072

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2024 and 2023 were pre-approved by our Board.

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

MDwerks, Inc.

Dated: March 25, 2025	By:	/s/ Steven C. Laker
Steve Laker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Laker	Chief Executive Officer and Director (principal executive officer)	March 25, 2025
Steven C. Laker

/s/ David Stephens	Chief Financial Officer (principal financial officer)	March 25, 2025
David Stephens

/s/ James P. Cassidy	Executive Chairman, Director	March 25, 2025
James P. Cassidy

/s/ Edward D. Kratovil	Director	March 25, 2025
Edward D. Kratovil

/s/ Timothy Brocopp	Director	March 25, 2025
Timothy Brocopp

/s/ Richard Blackstone	Director	March 25, 2025
Richard Blackstone

