Form 10-Q
period 2025-03-31
MDWerks, Inc.
filed 2025-05-13
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the Company has 220,597,729 shares of common stock issued and outstanding.

2

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “believe,” “expect,” “may,” “should,” “seek,” “plan,” “intend” or “anticipate” or the negative thereof or comparable terminology, or by discussion of strategy. Forward-looking statements represent as of the date of this report our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. Such forward-looking statements are based largely on our current expectations and are inherently subject to risks and uncertainties. Our actual results could differ materially from those that are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, a number of factors, such as: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles and the other risks and uncertainties that are set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

3

Index to Financial Statements

As of March 31, 2025

and for the Three Months Ended March 31, 2025 and 2024

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$593,175	$11,159
Accounts receivable, net	95,062	109,142
Inventory	1,104,400	236,863
Prepaid expenses	169,560	17,000
Total Current Assets	1,962,197	374,164

Fixed assets, net	1,130,896	585,025
Intangible assets, net	544,683	558,784
Right-of-use asset	855,117	915,803
Goodwill	466,648	466,648
Other non-current assets	16,010	16,010
Total Assets	$4,975,551	$2,916,434

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$859,141	$822,111
Accounts payable – related party	-	46,812
Notes payable	277,446	134,557
Notes payable – related party	67,500	123,000
Deferred revenue	309,282	226,066
Right-of-use liability, current portion	226,664	266,315
Total Current Liabilities	1,740,033	1,618,861
Notes payable – related party, net of current portion	188,740	231,370
Notes payable, net of current portion	150,000	-
Right-of use liability, net of current portion	654,782	695,175
Total Liabilities	2,733,555	2,545,406

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 were issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, of which 219,931,062 and 204,744,872 shares were issued and outstanding at March 31, 2025 and December 31, 2024, respectively	219,931	204,745
Additional paid in capital	4,822,674	2,511,788
Subscription payable	189,250	15,000
Accumulated deficit	(2,989,859)	(2,360,505)

Total Stockholders’ Equity (Deficit)	2,241,996	371,028

Total Liabilities and Stockholders’ Equity (Deficit)	$4,975,551	$2,916,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenues	$513,930	$684,660
Cost of revenues	381,398	389,841
Gross profit	132,532	294,819

Operating expenses:
Selling, general and administrative expenses	583,905	505,888
Salaries and wages	93,809	16,148
Depreciation expense	72,607	77,930
Total operating expenses	750,321	599,966

Operating loss	(617,789)	(305,147)

Other income (expense):
Gain (loss) on sale of assets	-	1,900
Other income	200	3,700
Interest expense, net	(11,765)	(2,842)
Total other income (expense)	(11,565)	2,758

Net loss	$(629,354)	$(302,389)

Net loss per common share – basic	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	210,632,031	199,032,927
Diluted	210,632,031	199,032,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217
Common Shares sold for cash	-	-	2,100,000	2,100	312,900	75,000	-	390,000
Common shares to be issued for royalty agreement						15,000		15,000
Net loss	-	-	-	-	-		(302,389)	(302,389)
Balance March 31, 2024	8,957,500	$8,958	200,824,868	$200,825	$2,004,822	$90,000	$(1,041,777)	$1,262,828

Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028
Common shares sold for cash	-	-	9,493,332	9,493	1,414,507	160,000	-	1,584,000
Common shares issued for inventory	-	-	5,000,000	5,000	845,000	-	-	850,000
Stock based compensation	-	-	692,858	693	51,379	14,250	-	66,322
Net loss	-	-	-	-	-	-	(629,354)	(629,354)
Balance March 31, 2025	-	$-	219,931,062	$219,931	$4,822,674	$189,250	$(2,989,859)	$2,241,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(629,354)	$(302,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,607	77,930
Stock-based compensation	66,322	15,000
Allowance for credit losses	11,715	-
Interest income	-	(1,900)
Changes in operating assets and liabilities:
Accounts receivable	2,365	(99,117)
Prepaid expense	18,490	(17,374)
Inventory	(17,537)	40,815
Right-of-use asset	60,686	53,253
Accounts payable	37,030	32,991
Accounts payable – related	(46,812)	-
Deferred revenue	83,216	(40,946)
Right-of-use liability	(80,044)	(39,194)
NET CASH USED IN OPERATING ACTIVITIES	(421,316)	(280,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(604,377)	(8,820)
NET CASH USED IN INVESTING ACTIVITIES	(604,377)	(8,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	150,000	25,000
Repayment of related party notes payable	(55,500)	(25,000)
Repayment of notes payable	(70,791)	(52,466)
Proceeds from subscription agreements	1,584,000	390,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,607,709	337,534

NET CHANGE IN CASH	582,016	47,783

CASH - BEGINNING OF YEAR	11,159	115,111

CASH - END OF PERIOD	$593,175	$162,894

Supplemental disclosures of cash flow information:
Cash paid for interest	$276	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with notes payable	$-	$444,891
Common stock issued for inventory	$850,000	$-
Insurance being financed with a note payable	$171,050	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

On January 25, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”), dated as of January 19, 2023, by and between the Company, RF Specialties, LLC (“RFS”) and Keith A. Mort as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to the Company, 100% of the equity interests and membership interests of RFS, in exchange for the issuance by the Company to Mr. Mort of 7,500,000 shares of the Company’s common stock (the “Exchange”). Immediately following the closing of the Exchange on December 27, 2023, RFS became a wholly owned subsidiary of the Company.

RFS is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 12 years, RF Specialties has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way and reducing energy costs and increasing speed to market when compared to traditional methods. By bringing Radio Frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2024.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Two Trees Beverage Company, Prost Beverage Co, Radio Aged Beer LLC, RF Kettle Company LLC, Two Trees, Drilling, RAS LLC, (collectively referred to as “Two Trees”) and RF Specialties, LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $133,487 net of $38,425 allowance for doubtful accounts as of March 31, 2025. The Company had an accounts receivable balance of $135,852 net of $26,710 allowance for doubtful accounts as of December 31, 2024. The Company had bad debt expense of $11,715 and $39,176 as of March 31, 2025 and December 31, 2024, respectively. As of and for the three months ended March 31, 2025, the Company had two customers that accounted for 26% and 17% of total accounts receivable. As of and for the year ended December 31, 2024, the Company had two customers that accounted for 50% and 10% of total accounts receivable.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $629,354 for the three months ended March 31, 2025 and an accumulated deficit of $2,989,859 as of March 31, 2025. Although management believes that it will be able to successfully execute its business plans, which includes third party financing and raising capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of March 31, 2025 and December 31, 2024, the Company had $309,282 and $226,066, respectively, in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the three months ended March 31, 2025, the Company’s revenue consisted of liquor sales resulting from the acquisition of Two Trees and labor costs related to the product and service income resulting from the acquisition of RF Specialties.

For the three months ended March 31, 2025, the Company had one customer who accounted for 29% of total revenue.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three months ended March 31, 2025, and 2024, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three months ended March 31, 2025, and 2024, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $7,232 and $4,887 for the three months ended March 31, 2025 and 2024, respectively.

Segment Reporting - In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends the existing segment reporting guidance (ASC Topic 280) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$890,542	$38,189
Finished goods and packaging	213,858	198,674
Total inventories	$1,104,400	$236,863

On January 27, 2025, the Company’s wholly owned subsidiary, Two Trees Beverage Company and Brown Water Bourbon Xchange, LLC, a Kentucky Limited Liability Company entered into an Asset Purchase Agreement. According to the terms of the Agreement, Brown Water Bourbon Xchange, LLC sold to the Company 680 barrels of whiskey in exchange for 5,000,000 restricted shares of Common Stock of the Company, with a fair value of $850,000 based on the closing price of the Company’s common stock at the agreement date.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31, 2025	December 31, 2024
Machinery and equipment	$608,154	$516,255
Furniture and office equipment	258,711	253,851
Buildings	10,497	10,497
Construction in progress	544,268	-
Total Property and equipment	1,421,630	780,603
Less accumulated depreciation	(290,734)	(195,578)
Total property and equipment, net	$1,130,896	$585,025

On August 25, 2023, the Company entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, the Company sold certain tangible manufacturing assets of ours to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023. The Note matures on August 25, 2029 and is due in full at maturity During the year ended December 31, 2024, the Company recognized a loss on impairment of the note receivable and accrued interest of $97,533.

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The Exchange Agreement requires monthly payments through March 2030.

As of March 31, 2025 and December 31, 2024, the Company owed $306,706 and 344,344 under the notes payable, respectively. The Company repaid $37,638 of the notes payable balance during the three months ended March 31, 2025.

Two Trees entered into two contracts with two spirit companies for the deployment and license of our proprietary Spirits Rapid Aging System (“SRAS”). The first contract is for the building and deployment of SRAS at the customer’s facilities within the next three months, with the potential for additional SRAS deployments in the next 12 months. The second contract is for the building and deployment of SRAS at the customer’s facilities within the next six to nine months, with the potential for additional SRAS deployments in the next 12 months. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. The Company is constructing the machines which expect to be deployed by the end of fiscal year ended December 31, 2025.

Depreciation expense totaled $58,506 and $63,822 for the three months ended March 31, 2025, and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2025	December 31, 2024
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(74,817)	(60,716)
Total intangible assets, net	$544,683	$558,784

Total amortization expense for the three months ended March 31, 2025 and 2024 was $14,101 and $14,108, respectively. The Company expects to recognize amortization expense of $56,402 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of March 31, 2025 and December 31, 2024, the royalty payable balance was $167,786 and $170,274, respectively, included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 7 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of March 31, 2025	Balance as of December 31, 2024
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$306,706	$344,344
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Loan Payable - Mercedes	September 19, 2022	6.79%	-	-
First Insurance Funding	February 14, 2025	10.95%	137,896	-
Advances Payable – Related parties	Various	10.00%-12.00%	217,500	123,000
Total			$683,686	$488,928

The following is a summary of the future minimum payments of loans payable:

12 months ending:
March 31, 2026	$327,973
March 31, 2027	257,674
March 31, 2028	83,141
March 31, 2029	14,898
$683,686

During the year ended December 31, 2020, the Company entered into a termination agreement and agreed to pay the sum of $50,000, pursuant to the agreement. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. During the year ended December 31, 2023, the Company made a payment of $10,000. The balance as of March 31, 2025, and December 31, 2024, is $21,584.

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

During the three months ended March 31, 2025, the Company received a total of $150,000 in proceeds from shareholders. The loans included interest of 10% and $55,500 was repaid during the three months ended March 31, 2025. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of March 31, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $217,500 and $123,000, respectively.

In March 2025, the Company entered into an insurance policy financing arrangement. The total principal was $171,050 with an interest rate of 10.95% and monthly payments of $14,542 due through January 2026. The Company made principal payments of $33,153 during the three months ended March 31, 2025. As of March 31, 2025, the remaining balance was $137,896.

Interest expense of $11,765 and $2,842 was recorded in the three months ended March 31, 2025, and 2024, respectively. Accrued interest as of March 31, 2025 and December 31, 2024, was $14,075 and $7,637, respectively.

NOTE 8 - CAPITAL STOCK

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

On November 7, 2024, the Company agreed to purchased 8,957,000 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At March 31, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

During the three months ended March 31, 2025, the Company sold 10,559,999 shares of common stock in exchange for cash proceeds of $1,584,000. A total of 1,066,667 shares of common stock were not issued as of the date of this report related to $160,000 of cash proceeds, which are included in subscriptions payable on the Company’s consolidated balance sheet.

On January 27, 2025, the Company’s wholly owned subsidiary, Two Trees Beverage Company and Brown Water Bourbon Xchange, LLC, a Kentucky Limited Liability Company entered into an Asset Purchase Agreement. According to the terms of the Agreement, Brown Water Bourbon Xchange, LLC sold to the Company 680 barrels of whiskey in exchange for 5,000,000 restricted shares of Common Stock of the Company, with a fair value of $850,000 based on the closing price of the Company’s common stock at the agreement date.

During the three months ended March 31, 2025, the Company issued a total of 692,858 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 9. The Company recorded stock-based compensation of $66,322 under the agreements, based on the common stock prices ranging from $0.12 to $0.30 on the respective grant dates.

During the period ended March 31, 2024, the Company sold a total of 2,600,000 shares of restricted common stock to accredited investors for total cash proceeds of $390,000. A total of 500,000 shares of common stock were not issued as of March 31, 2024 related to $75,000 of cash proceeds, which were included in subscriptions payable on the Company’s consolidated balance sheet.

As part of the license agreement disclosed in Note 4, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet.

At March 31, 2025 and December 31, 2024, there were 219,931,062 and 204,744,872 shares issued and outstanding, respectively.

Warrants

The following table represents warrant activity during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2024	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at March 31, 2025	17,262,656	$1.50
Exercisable at March 31, 2025	17,262,656	$1.50

The warrants had a weighted average remaining life of 3.40 years and no intrinsic value as of March 31, 2025.

Stock options

The following is a summary of activity of outstanding stock options during the three months ended March 31, 2025:

		Weighted
		Average
	Number	Exercise
	of Options	Prices
Balance, December 31, 2024	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, March 31, 2025	4,650,685	$0.36
Exercisable, March 31, 2025	4,650,685	$0.36

The options had a weighted average remaining life of 8.69 years and no intrinsic value as of March 31, 2025.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. The Company incurred fees of $1,500 during the three months ended March 31, 2025, and owed the broker $1,500 as of March 31, 2025. The Company incurred fees of $15,000 and commissions of $1,125 during the year ended December 31, 2024, and owed the broker $5,625 as of December 31, 2024.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Laker, valued at $49,000, based on the common stock price at the date of grant. The Company recognized expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the three months ended March 31, 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company issued 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Cassidy, valued at $49,000 based the common stock price at the date of grant. The Company recognized stock based compensation expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the three months ended March 31, 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 18, 2024, Mr. Timothy Brocopp and the Company entered into an Independent Director Agreement, with the following summarized terms: Mr. Brocopp shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Brocopp’s employment commenced on Monday, November 16, 2024, and continues for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Brocopp 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, with $10,000 shares divided by a VWAP schedule. The Company issued Mr. Brocopp 171,429 shares during the three months ended March 31, 2025 based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of December 31, 2024 for shares earned in 2024. Furthermore, the Company is to issue an additional 42,333 shares of common stock, based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of March 31, 2025. The fair value of the shares was estimated using a common stock price of $0.27 or $11,536. As of the date of this report, the Company has not issued the 42,333 shares of common stock to Mr. Brocopp.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, with $10,000 shares divided by a VWAP schedule. The Company issued Mr. Blackstone 171,429 shares during the three months ended March 31, 2025 based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of December 31, 2024 for shares earned in 2024. Furthermore, the Company is to issue an additional 42,333 shares of common stock, based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of March 31, 2025. The fair value of the shares was estimated using a common stock price of $0.27 or $11,536. As of the date of this report, the Company has not issued the 42,333 shares of common stock to Mr. Blackstone.

On December 11, 2024, the Company and a consultant entered into an independent contractor agreement whereby the consultant shall serve as Senior Director of Revenue of the Company on a month to month basis, which can be terminated by either party with 30 days notice. As compensation for his services, the consultant will receive 20,000 shares of stock per month. As of March 31, 2025, the consultant is owed a total of 80,000 shares with a fair value of $14,250, based on the common stock prices at the end of each month. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet.

On March 10, 2025, the Company entered into an Executive Employment Agreement with David Stephens. Mr. Stephens shall serve as the Chief Financial Officer of the Company. Mr. Stephen’s employment commenced on March 1, 2025, and continues for a term of three (3) years. Compensation that Mr. Stephens will receive during his term includes (i) for the period of January 1, 2025 through December 31, 2025, a base salary of $120,000, payable in equal monthly payments of $10,000 per month; (ii) for the period of January 1, 2026 through December 31, 2026, a base salary of $150,000; and (iii) for the period of January 1, 2027 through December 31, 2027, a base salary of $175,000. In addition to the Base Salary, Mr. Stephens shall receive performance-based bonuses from January 1, 2025 on a quarterly basis for a period of two (2) years of the Term (the “Two Year Quarterly Bonuses”) as follows: for any calendar quarter(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar quarter, Mr. Stephens shall be entitled to a cash bonus equating to fifteen percent (15%) of his then-current Base Salary within thirty (30) days of the conclusion of any such calendar quarter(s). Upon conclusion of the two (2) years of the Term, Mr. Stephens shall thereafter receive performance-based bonuses on an annual basis (the “Subsequent Annual Bonuses”). For any calendar year(s) where the Company’s gross revenue has increased a minimum of ten percent (10%) from its prior year gross revenue for that corresponding calendar year, Mr. Stephens shall be entitled to a cash bonus equating to forty percent (40%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis; For any calendar year(s) where the Company’s gross revenue has increased a minimum of fifteen percent (15%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Stephens shall be entitled to a cash bonus equating to seventy-five percent (75%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis.; For any calendar year(s) where the Company’s gross revenue has increased a minimum of twenty five percent (25%) from its prior year gross revenue for that corresponding calendar year(s), Mr. Stephens shall be entitled to a cash bonus equating to one hundred twenty five percent (125%) of his then-current Base Salary payable as follows: (1) fifty percent (50%) in cash within thirty (30) days of the conclusion of any such calendar year(s); and (2) fifty percent (50%) in Company stock vesting on a prorated consecutive twenty four (24) calendar month basis.

Upon execution of the agreement, the Company issued 150,000 shares of common stock to Mr. Stephens with a fair value of $27,000, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. The Company recognized expense of $9,000 for these awards during the three months ended March 31, 2025 and expects to recognize an additional $18,000 through the end of the vesting period. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $101,250. The Company recognized no expense during the three months ended March 31, 2025 related to these awards as vesting was not deemed probable.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 monthly vesting from January 1, 2026 through December 31, 2027. The shares were valued at $60,000 based on the common stock price at the date of grant. The Company recognized expense of $20,000 during the three months ended March 31, 2025 and expects to recognize an additional $40,000 through the end of the vesting period. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $225,000. The Company recognized no expense during the three months ended March 31, 2025 related to these awards as vesting was not deemed probable.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the Company received a total of $150,000 in proceeds from shareholders and repaid $55,500 of principal and $276 of accrued interest . The advances are unsecured, due on demand and have stated interests ranging from 10% to 12% per annum. As of March 31, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $217,500 and $123,000, respectively. See Note 7 above.

NOTE 11 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2025, the amount of right-of-use assets and lease liabilities were $855,117 and $881,446, respectively. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $915,803 and $961,490, respectively. Aggregate lease expense for the three months ended March 31, 2025, and 2024 was $79,725 and $76,386, respectively.

The following table provides the maturities of lease liabilities at March 31, 2025:

	Operating Lease	Remaining Term in Years
2026	304,081
2027	172,543
2028	177,281
2029	183,961
2030	189,614
thereafter	47,610
Total lease payments	1,075,090
Less: imputed interest	(193,644)
Present value of lease liability	881,446	4.61

NOTE 12 – SEGMENT REPORTING

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

Significant segment expenses and assets information is as follows:

	For the Three Months ended March 31,
	2025	2024

Revenue
Two Trees Distilling	$252,837	$514,866
RF Specialties	261,093	169,794
Total	$513,930	$684,660

Cost of Sales
Two Trees Distilling	$168,715	$287,679
RF Specialties	212,683	102,162
Total	$381,398	$389,841

Gross profit
Two Trees Distilling	$84,122	$227,187
RF Specialties	48,410	67,632
Total	$132,532	$294,819

General & Administrative Expense
Two Trees Distilling	$145,338	$272,823
RF Specialties	73,670	71,685
Corporate	364,897	161,380
Total	$583,905	$505,888

Salary and Wages
Two Trees Distilling	$16,148	$16,148
RF Specialties	-	-
Corporate	77,661	-
Total	$93,809	$16,148

Depreciation and Amortization Expense
Two Trees Distilling	$24,617	$24,347
RF Specialties	44,885	50,447
Corporate	3,105	3,136
Total	$72,607	$77,930

Net loss from operations
Two Trees Distilling	$(101,981)	$(86,131)
RF Specialties	(70,145)	(54,500)
Corporate	(445,663)	(164,516)
Total	$(617,789)	$(305,147)

Assets
Two Trees Distilling	$243,519	$1,501,686
RF Specialties	1,233,372	1,337,848
Corporate	3,498,660	76,900
Total	$4,975,551	$2,916,434

Capital expenditures
Two Trees Distilling	$571,765	$-
RF Specialties	32,612	8,820
Total	$604,377	$8,820

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

In April 2025, the Company issued 666,667 shares related to subscriptions received during the three months ended March 31, 2025. Subsequent to March 31, 2025, the Company sold 266,667 shares of common stock for cash proceeds of $40,000.

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” or “MDwerks,” refer to MDwerks, Inc.

Overview

MDwerks, Inc., a Delaware corporation, was previously focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (a “Business Combination”) that would benefit from our public reporting status. In December 2023, we completed the acquisition of RF Specialties, LLC (“RFS”) and Two Trees Beverage Co. and its subsidiaries (“Two Trees”).

Our wholly owned subsidiary, RFS, is a technology company pioneering the development of innovative energy wave solutions for industrial and other commercial enterprises. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial. Our patented energy wave technology introduces a revolutionary approach to industrial processes by specific molecular targeting, which can be applied at precise and multiple locations in a system in ways that conventional single point heat sources cannot, resulting in improved efficiency, higher quality, and reduced processing time.

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

Recent Developments

RF Specialties, Inc. Acquisition

On January 19, 2023, we entered into an Exchange Agreement (the “Exchange Agreement”) with RF Specialties, LLC (“RFS”) and Keith Mort, as the sole member of RFS. Pursuant to the terms of the Exchange Agreement, we agreed to acquire from Mr. Mort, and Mr. Mort agreed to sell to us, 100% of the equity interests and membership interests of RFS, in exchange for the issuance to Mr. Mort of 7,500,000 shares of our common stock (the “Exchange”). Immediately following the Exchange, RFS became our wholly owned subsidiary.

RFS is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 13 years RFS has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing radio frequency applications to market, RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

Two Trees Acquisition

On February 13, 2023, we entered into a Merger Agreement (the “Merger Agreement”) with MD-TT Merger Sub, Inc., a wholly owned subsidiary (“Merger Sub”) and Two Trees Beverage Co. (“Two Trees”). In consideration of the Merger Agreement, at the effective time of the Merger, each of the holders of Two Trees stock, subject to certain exceptions set forth in the Merger Agreement, has the right to convert all of the shares of Two Trees stock into a total of 60,000,000 shares of our common stock, which was apportioned between the Two Trees stockholders, pro rata, based on the number of shares of Two Trees stock held by each of the Two Trees stockholders as of the closing of the Merger (the “Merger Consideration”). Immediately following the Exchange, Two Trees became our wholly owned subsidiary.

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

Appointment of Chief Financial Officer

On March 10, 2015, we appointed David Stephens as our Chief Financial Officer, effective March 1, 2025. We entered into an employment agreement with Mr. Stephens for a term of three years with the following compensation terms:

-	A base salary of $120,000 in 2025; $150,000 in 2026; and $175,000 in 2027;
-	For the first two years of the term, a performance based bonus of 15% of his then current base salary for any quarter that gross revenues increased a minimum of 25% from its prior year gross revenue for that corresponding quarter;
-	After the first two years of the term, an annual performance based bonus based on prior year gross revenues, in a schedule as set forth in his employment agreement.

Two New Contracts

Two Trees entered into two contracts with two spirit companies for the deployment and license of our proprietary Spirits Rapid Aging System (“SRAS”). The first contract is for the building and deployment of SRAS at the customer’s facilities within the next three months, with the potential for additional SRAS deployments in the next 12 months. The second contract is for the building and deployment of SRAS at the customer’s facilities within the next six to nine months, with the potential for additional SRAS deployments in the next 12 months. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units.

Asset Purchase Agreement

On January 27, 2025, Two Trees (the “Buyer”) and Brown Water Bourbon Xchange, LLC, a Kentucky limited liability company (the “Seller”) (collectively the “Parties”) entered into an Asset Purchase Agreement (the “Agreement”). According to the terms of the Agreement, the Seller sold to the Buyer 680 barrels of whiskey in exchange for 5,000,000 restricted shares of Common Stock of the Company (the “Shares”). On the same day, the Buyer and Seller closed the transaction.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	For the Three Months ended March 31,
	2025	2024

Revenue
Two Trees Distilling	$252,837	$514,866
RF Specialties	261,093	169,794
Total	$513,930	$684,660

Cost of Sales
Two Trees Distilling	$168,715	$287,679
RF Specialties	212,683	102,162
Total	$381,398	$389,841

Gross profit
Two Trees Distilling	$84,122	$227,187
RF Specialties	48,410	67,632
Total	$132,532	$294,819

Revenue. Revenue for the three months ended March 31, 2025 was $513,930 compared to $684,660 for the three months ended March 31, 2024. The $170,730 decrease in revenue was primarily attributable to decreased liquor sale volumes in the current period primarily from lower bulk alcohol sales, partially offset by an increase in product and services revenues from RF Specialties from progress made on its molecular sawdust drying system contract.

In February 2025, the Company executed contracts with two customers related to the lease of an aggregate of three SRAS that are expected to begin producing revenue to the Company in the second half of 2025. The Company began building the machines for these customers in the first quarter, and we expect to drive significant growth in revenue and gross profit in our Two Trees Distilling business from this new revenue stream going forward.

Cost of Sales. Cost of sales for the three months ended March 31, 2025 was $381,398 compared to $389,841 for three months ended March 31, 2024. Cost of sales for the Company’s Two Trees Distilling operations was $168,715 in 2025 compared to $287,679 in 2024, with the decline driven by volume decreases described above. The Company’s RF Specialties business incurred costs of sales of $212,683 in 2025 compared to $102,162 in 2024. The increase is due to the costs associated with the molecular sawdust drying module contract ongoing since November 2024.

Operating Expenses. We reported operating expenses of $750,321 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended March 31, 2025 compared to $599,966 for the three months ended March 31, 2024. The $150,355 increase in operating expenses was primarily attributable to increased professional fees as the Company’s reporting obligations increased with the acquisitions, payroll costs from new officer and director contracts, increased stock-based compensation of $66,322 from those new contracts, partially offset by decreases in royalty expense from lower sales volumes. Operating expenses included depreciation and amortization expense of $72,607 and $77,930 for the three months ended March 31, 2025 and 2024, respectively.

Total Other Expenses. Total other expense was $11,565 for the three months ended March 31, 2025 compared to $2,758 for the three months ended March 31, 2024. Other expense for the three months ended March 31, 2025 primarily consisted of interest expense of $11,765 and interest income of $200. Other income for the three months ended March 31, 2024 consisted of $5,600 offset by interest expense of $2,842.

Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, we had $593,175 and $11,159 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of March 31, 2025, we have incurred operating losses since inception of $2,989,859. At March 31, 2025, we had working capital of $222,164.

We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. We require additional funding to meet our ongoing obligations and to fund anticipated operating losses. Management has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund our initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. During the three months ended, we raised $1,584,000 in cash proceeds from the sale of common stock. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2025 and 2024 were $421,316 and $280,931. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used from Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $604,377 and $8,820, respectively, related to purchases of equipment in developing its SRAS machines for its customer, and a new system for the Company’s own use.

Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $1,607,709 and $337,534, respectively. The cash provided by financing activities for the three months ended March 31, 2025 was attributable to proceeds from the sale of common stock of $1,434,000, including subscription payable of $150,000, proceeds from related party notes payable of $150,000, partially offset by repayments of notes payable of $126,291. The cash provided by financing activities for the three months ended March 31, 2024 was attributable to proceeds from subscriptions agreements of $390,000, proceeds from notes payable of $25,000, partially offset by repayments of notes payable of $77,466.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

We have implemented all new accounting standards that are in effect and that may impact our financial statements and do not believe that there are any other new accounting standards that have been issued that might have a material impact on its financial position or results of operations.

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

Revenue Recognition

Net sales from Two Trees include liquor and related products, less excise taxes and customer programs and incentives. Sales from RFS include product and services related to sustainable Radio Frequency applications to a wide range of industries including structural engineering, food & beverage, and manufacturing. We recognize revenue by applying the following steps in accordance with ASC Topic 606 - Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

We recognize sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, we recognize sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within our radio frequency applications, we recognize revenue as the services are provided to the customer over the length of the contract. Our contracts typically have a single performance obligation, and do not contain a significant financing component.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If we conclude otherwise, we are required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. We have determined that we have two reporting units.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

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

During the three months ended March 31, 2025, we sold 10,493,332 shares of common stock in exchange for cash proceeds of $1,584,000, of which 400,000 shares are not yet issued.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2025, no director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documen
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDwerks, Inc.

Date: May 13, 2025	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: May 13, 2025	/s/ David Stephens
David Stephens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

