Form 10-Q
period 2025-06-30
MDWerks, Inc.
filed 2025-08-13
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the Company has 222,250,165 shares of common stock issued and outstanding.

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

3

Index to Financial Statements

As of June 30, 2025

and for the Three and Six Months Ended June 30, 2025 and 2024

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash	$13,330	$11,159
Accounts receivable, net	64,617	109,142
Inventory	1,172,214	236,863
Prepaid expenses	114,245	17,000
Total Current Assets	1,364,406	374,164

Fixed assets, net	1,233,836	585,025
Intangible assets, net	530,583	558,784
Right-of-use asset	792,515	915,803
Goodwill	466,648	466,648
Other non-current assets	16,010	16,010
Total Assets	$4,403,998	$2,916,434

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,598,018	$822,111
Accounts payable – related party	-	46,812
Notes payable	235,458	134,557
Notes payable – related party	17,500	123,000

Deferred revenue	422,979	226,066
Right-of-use liability, current portion	195,373	266,315
Total Current Liabilities	2,469,328	1,618,861
Notes payable – related party, net of current portion	150,000	-
Notes payable, net of current portion	148,796	231,370
Right-of use liability, net of current portion	625,996	695,175
Total Liabilities	3,394,120	2,545,406

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 were issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, of which 221,282,495 and 204,744,872 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively	221,283	204,745
Additional paid in capital	5,050,346	2,511,788
Subscription payable	65,000	15,000
Accumulated deficit	(4,326,751)	(2,360,505)

Total Stockholders’ Equity (Deficit)	1,009,878	371,028

Total Liabilities and Stockholders’ Equity (Deficit)	$4,403,998	$2,916,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$420,609	$271,894	$934,539	$956,554
Cost of revenue	701,906	343,408	1,083,304	733,249
Gross (loss) profit	(281,297)	(71,514)	(148,765)	223,305

Operating Expenses
General and administrative expense	589,362	538,733	1,173,267	1,044,621
Salaries and wages	375,265	16,147	469,074	32,295
Depreciation and amortization	78,588	75,164	151,195	153,094
Total Operating Expenses	1,043,215	630,044	1,793,536	1,230,010

Net Loss from Operations	(1,324,512)	(701,558)	(1,942,301)	(1,006,705)

Other Income (Expense)
Other income	-	1,900	200	3,800
Gain/Loss on disposal of assets	-	(57,700)	-	(54,000)
Interest expense	(12,380)	(6,757)	(24,145)	(9,599)
Total Other Expense	(12,380)	(62,557)	(23,945)	(59,799)

Net loss	$(1,336,892)	$(764,115)	$(1,966,246)	$(1,066,504)

Net loss per share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares
Basic	220,395,322	200,824,868	215,540,647	199,928,897
Diluted	220,395,322	200,824,868	215,540,647	199,928,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217
Common Shares sold for cash	-	-	2,100,000	2,100	312,900	75,000	-	390,000
Common shares to be issued for royalty agreement						15,000		15,000
Net loss	-	-	-	-	-		(302,389)	(302,389)
Balance March 31, 2024	8,957,500	8,958	200,824,868	$200,825	2,004,822	90,000	(1,041,777)	1,262,828
Net loss	-	-	-	-	-		(764,115)	(764,115)
Balance June 30, 2024	8,957,500	$8,958	200,824,868	$200,825	$2,004,822	$90,000	$(1,805,892)	$498,713

Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028

Common shares sold for cash	-	-	9,493,332	9,493	1,414,507	160,000	-	1,584,000
Common shares issued for inventory	-	-	5,000,000	5,000	845,000	-	-	850,000
Stock based compensation	-	-	692,858	693	51,379	14,250	-	66,322
Net loss	-	-	-	-	-	-	(629,354)	(629,354)
Balance March 31, 2025	-	-	219,931,062	219,931	4,822,674	189,250	(2,989,859)	2,241,996

Common shares sold for cash	-	-	1,166,667	1,167	173,833	(110,000)	-	65,000
Stock based compensation	-	-	184,766	185	53,839	(14,250)	-	39,774
Net loss	-	-	-	-	-	-	(1,336,892)	(1,336,892)
Balance June 30, 2025	-	$-	221,282,495	$221,283	$5,050,346	$65,000	$(4,326,751)	$1,009,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,966,246)	$(1,066,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,195	153,094
Gain/Loss on disposal of assets	-	54,000
Stock-based compensation	106,096	15,000
Allowance for credit losses	27,317	38,200
Interest income	-	(3,800)
Changes in operating assets and liabilities:
Accounts receivable	17,208	13,940
Prepaid expense	73,805	-
Inventory	(85,351)	49,128
Right-of-use asset	123,288	107,602
Accounts payable	711,556	(12,544)
Accounts payable – related	(46,812)	-

Deferred revenue	196,913	248,369
Right-of-use liability	(140,121)	(54,820)
NET CASH USED IN OPERATING ACTIVITIES	(831,152)	(458,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(707,454)	(8,820)
NET CASH USED IN INVESTING ACTIVITIES	(707,454)	(8,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	150,000	125,000
Repayment of related party notes payable	(105,500)	(25,000)
Repayment of notes payable	(152,723)	(90,306)
Proceeds from subscription agreements	1,649,000	390,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,540,777	399,694

NET CHANGE IN CASH	2,171	(67,461)

CASH - BEGINNING OF YEAR	11,159	115,111

CASH - END OF PERIOD	$13,330	$47,650

Supplemental disclosures of cash flow information:
Cash paid for interest	$276	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with notes payable	$-	$444,891
Property and equipment acquired with accounts payable	$64,350	$-
Common stock issued for inventory	$850,000	$-
Insurance being financed with a note payable	$171,050	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2024.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $99,953 net of $35,336 allowance for doubtful accounts as of June 30, 2025. The Company had an accounts receivable balance of $135,852 net of $26,710 allowance for doubtful accounts as of December 31, 2024. The Company recognized credit losses of $27,317 and $38,200 during the six months ended June 30, 2025 and 2024, respectively. As of and for the six months ended June 30, 2025, the Company had three customers that accounted for 34%, 23% and 13% of total accounts receivable. As of and for the year ended December 31, 2024, the Company had two customers that accounted for 50% and 10% of total accounts receivable.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $1,966,246 for the six months ended June 30, 2025 and an accumulated deficit of $4,326,751 as of June 30, 2025. Although management believes that it will be able to successfully execute its business plans, which includes third party financing and raising capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of June 30, 2025 and December 31, 2024, the Company had $422,979 and $226,066, respectively, in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the three and six months ended June 30, 2025, the Company’s revenue consisted of liquor sales resulting from the acquisition of Two Trees and labor costs related to the product and service income resulting from the acquisition of RF Specialties.

For the three and six months ended June 30, 2025, the Company had one customer who accounted for 28% and 29% of total revenue, respectively.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three and six months ended June 30, 2025, and 2024, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three and six months ended June 30, 2025, and 2024, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $5,407 and $12,639 for the three and six months ended June 30, 2025. Excise taxes totaled $4,332 and $9,212 for the three and six months ended June 30, 2024.

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

Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$925,730	$38,189
Finished goods and packaging	246,484	198,674
Total inventories	$1,172,214	$236,863

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

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Machinery and equipment	$642,885	$516,255
Furniture and office equipment	258,711	253,851
Buildings	10,497	10,497
Construction in progress	676,964	-
Total Property and equipment	1,589,057	780,603
Less accumulated depreciation	(355,221)	(195,578)
Total property and equipment, net	$1,233,836	$585,025

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

As of June 30, 2025 and December 31, 2024, the Company owed $266,763 and 344,344 under the notes payable, respectively. The Company repaid $77,582 of the notes payable balance during the six months ended June 30, 2025.

Two Trees entered into two contracts with two spirit companies for the deployment and license of our proprietary Spirits Rapid Aging System (“SRAS”). The first contract is for the building and deployment of SRAS at the customer’s facilities within the next three months, with the potential for additional SRAS deployments in the next 12 months. The second contract is for the building and deployment of SRAS at the customer’s facilities within the next six to nine months, with the potential for additional SRAS deployments in the next 12 months. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. The Company is constructing the machines which it expects to be deployed by the end of fiscal year ended December 31, 2025.

Depreciation expense totaled $64,487 and $122,994 for the three and six months ended June 30, 2025, respectively. Depreciation expense totaled $61,071 and $124,892 for the three and six months ended June 30, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(88,917)	(60,716)
Total intangible assets, net	$530,583	$558,784

Total amortization expense for the three and six months ended June 30, 2025 was $14,100 and $28,201, respectively. Total amortization expense for the three and six months ended June 30, 2024 was $14,093 and $28,202, respectively. The Company expects to recognize amortization expense of $56,402 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of June 30, 2025 and December 31, 2024, the royalty payable balance was $183,583 and $170,274, respectively, included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of June 30, 2025	Balance as of December 31, 2024
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$266,761	$344,344
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Loan Payable - Mercedes	September 19, 2022	6.79%	-	-
First Insurance Funding	February 14, 2025	10.95%	95,909	-
Advances Payable – Related parties	Various	10.00%-12.00%	167,500	123,000
Total			$551,754	$488,928

The following is a summary of the future minimum payments of loans payable:

12 months ending:
December 31, 2025 (6 months)	$210,146
December 31, 2026	303,483
December 31, 2027	38,125
December 31, 2028	-
$551,754

During the year ended December 31, 2020, the Company entered into a termination agreement and agreed to pay the sum of $50,000, pursuant to the agreement. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. During the year ended December 31, 2023, the Company made a payment of $10,000. The balance as of June 30, 2025, and December 31, 2024, is $21,584.

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

During the six months ended June 30, 2025, the Company received a total of $150,000 in proceeds from shareholders. The loans included interest of 10% and $105,500 was repaid during the six months ended June 30, 2025. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of June 30, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $167,500 and $123,000, respectively.

In March 2025, the Company entered into an insurance policy financing arrangement. The total principal was $171,050 with an interest rate of 10.95% and monthly payments of $14,542 due through January 2026. The Company made principal payments of $75,141 during the six months ended June 30, 2025. As of June 30, 2025, the remaining balance was $95,909.

Interest expense of $12,380 and $24,145 was recorded in the three and six months ended June 30, 2025, respectively.

Interest expense of $6,757 and $9,599 was recorded in the three and six months ended June 30, 2024, respectively.

Accrued interest on all notes payable as of June 30, 2025 and December 31, 2024, was $21,358 and $7,637, respectively.

NOTE 7 - CAPITAL STOCK

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

On November 7, 2024, the Company agreed to purchase 8,957,500 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At June 30, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

During the three months ended March 31, 2025, the Company sold 10,559,999 shares of common stock in exchange for cash proceeds of $1,584,000. A total of 333,333 shares of common stock were issued subsequent to June 30, 2025 related to $50,000 of cash proceeds, which are included in subscriptions payable on the Company’s consolidated balance sheet.

During the three months ended June 30, 2025, the Company sold 433,333 shares of common stock in exchange for cash proceeds of $65,000. The Company also issued 733,334 shares of common stock related to share sold for cash during the period ended March 31, 2025.

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

During the three months ended March 31, 2025, the Company issued a total of 692,858 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 8. The Company recorded stock-based compensation of $66,322 under the agreements, based on the common stock prices ranging from $0.12 to $0.30 on the respective grant dates.

During the three months ended June 30, 2025, the Company issued a total of 184,766 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 9. The Company recorded stock-based compensation of $39,774 under the agreements, based on the common stock prices ranging from $0.22 to $0.31 on the respective grant dates.

During the period ended June 30, 2024, the Company sold a total of 2,600,000 shares of restricted common stock to accredited investors for total cash proceeds of $390,000. A total of 500,000 shares of common stock were not issued as of March 31, 2024 related to $75,000 of cash proceeds, which were included in subscriptions payable on the Company’s consolidated balance sheet.

As part of the license agreement disclosed in Note 4, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet.

At June 30, 2025 and December 31, 2024, there were 221,282,495 and 204,744,872 shares issued and outstanding, respectively.

Warrants

The following table represents warrant activity during the six months ended June 30, 2025:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2024	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at June 30, 2025	17,262,656	$1.50
Exercisable at June 30, 2025	17,262,656	$1.50

The warrants had a weighted average remaining life of 3.15 years and no intrinsic value as of June 30, 2025.

Stock options

The following is a summary of activity of outstanding stock options during the six months ended June 30, 2025:

		Weighted Average
	Number of Options	Exercise Prices
Balance, December 31, 2024	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, June 30, 2025	4,650,685	$0.36
Exercisable, June 30, 2025	4,650,685	$0.36

The options had a weighted average remaining life of 8.44 years and no intrinsic value as of June 30, 2025.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. The Company incurred fees of $1,500 during the six months ended June 30, 2025, and owed the broker $1,500 as of June 30, 2025. The Company incurred fees of $15,000 and commissions of $1,125 during the year ended December 31, 2024, and owed the broker $5,625 as of December 31, 2024.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Laker, valued at $49,000, based on the common stock price at the date of grant. The Company recognized expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the six months ended June 30, 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company issued 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Cassidy, valued at $49,000 based the common stock price at the date of grant. The Company recognized stock based compensation expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the six months ended June 30, 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 18, 2024, Mr. Timothy Brocopp and the Company entered into an Independent Director Agreement, with the following summarized terms: Mr. Brocopp shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Brocopp’s employment commenced on Monday, November 16, 2024, and continues for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Brocopp 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, with $10,000 shares divided by a VWAP schedule. The Company issued Mr. Brocopp 213,812 shares during the six months ended June 30, 2025 based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of December 31, 2024 for shares earned in 2024. Furthermore, the Company is to issue an additional 44,874 shares of common stock, based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of June 30, 2025. The fair value of the shares was estimated using a common stock price of $0.22 or $9,648. As of the date of this report, the Company has not issued the 44,874 shares of common stock to Mr. Brocopp.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, with $10,000 shares divided by a VWAP schedule. The Company issued Mr. Blackstone 213,812 shares during the six months ended June 30, 2025 based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of December 31, 2024 for shares earned in 2024. Furthermore, the Company is to issue an additional 44,874 shares of common stock, based on the VWAP of the Common Stock Trading Market during the 20 Trading Day as of June 30, 2025. The fair value of the shares was estimated using a common stock price of $0.22 or $9,648. As of the date of this report, the Company has not issued the 44,874 shares of common stock to Mr. Blackstone.

On December 11, 2024, the Company and a consultant entered into an independent contractor agreement whereby the consultant shall serve as Senior Director of Revenue of the Company on a month to month basis, which can be terminated by either party with 30 days notice. As compensation for his services, the consultant will receive 20,000 shares of stock per month. During the period ended June 30, 2025, the Company issued to the consultant a total of 100,000 shares with a fair value of $20,450, based on the common stock prices at the end of each month.

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

Upon execution of the agreement, the Company issued 150,000 shares of common stock to Mr. Stephens with a fair value of $27,000, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. The Company recognized expense of $9,000 for these awards during the six months ended June 30, 2025 and expects to recognize an additional $18,000 through the end of the vesting period. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $101,250. The Company recognized no expense during the six months ended June 30, 2025 related to these awards as vesting was not deemed probable.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 monthly vesting from January 1, 2026 through December 31, 2027. The shares were valued at $60,000 based on the common stock price at the date of grant. The Company recognized expense of $20,000 during the six months ended June 30, 2025 and expects to recognize an additional $40,000 through the end of the vesting period. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $225,000. The Company recognized no expense during the six months ended June 30, 2025 related to these awards as vesting was not deemed probable.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025, the Company received a total of $150,000 in proceeds from shareholders and repaid $105,500 of principal and $276 of accrued interest . The advances are unsecured, due on demand and have stated interests ranging from 10% to 12% per annum. As of June 30, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $167,500 and $123,000, respectively. See Note 7 above.

NOTE 10 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2025, the amount of right-of-use assets and lease liabilities were $792,515 and $821,369, respectively. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $915,803 and $961,490, respectively. Aggregate lease expense for the three and six months ended June 30, 2025, was $86,404 and $166,129, respectively. Aggregate lease expense for the three and six months ended June 30, 2024, and 2023 was $84,233 and $160,619, respectively.

The following table provides the maturities of lease liabilities at June 30, 2025:

	Operating Lease	Remaining Term in Years
2026	270,462
2027	173,701
2028	178,474
2029	185,790
2030	190,888
thereafter	15,697
Total lease payments	1,015,012
Less: imputed interest	(193,643)
Present value of lease liability	821,369	4.58

NOTE 11 – SEGMENT REPORTING

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

Significant segment expenses and assets information is as follows:

	For the Three Months ended June 30,
	2025	2024

Revenue
Two Trees Distilling	$249,566	$174,026
RF Specialties	171,043	97,868
Total	$420,609	$271,894

Cost of Sales
Two Trees Distilling	$220,638	$169,629
RF Specialties	481,268	173,779
Total	$701,906	$343,408

Gross profit
Two Trees Distilling	$28,928	$4,397
RF Specialties	(310,225)	(75,911)
Total	$(281,297)	$(71,514)

General & Administrative Expense
Two Trees Distilling	$219,229	$157,572
RF Specialties	73,245	26,459
Corporate	296,888	354,702
Total	$589,362	$538,733

Salary and Wages
Two Trees Distilling	$-	$16,147
RF Specialties	-	-
Corporate	375,265	-
Total	$375,265	$16,147

Depreciation and Amortization Expense
Two Trees Distilling	$28,998	$24,332
RF Specialties	46,455	47,697
Corporate	3,135	3,135
Total	$78,588	$75,164

Net loss from operations
Two Trees Distilling	$(219,299)	$(193,654)
RF Specialties	(429,925)	(150,067)
Corporate	(675,288)	(357,837)
Total	$(1,324,512)	$(701,558)

Total Other Expense
Two Trees Distilling	$(89)	$200
RF Specialties	(5,009)	(62,727)
Corporate	(7,282)	(30)
Total	$(12,380)	$(62,557)

Consolidated Net loss
Two Trees Distilling	$(219,338)	$(193,454)
RF Specialties	(434,934)	(212,794)
Corporate	(682,570)	(357,867)
Total	$(1,336,892)	$(764,115)

	For the Six Months ended June 30,
	2025	2024

Revenue
Two Trees Distilling	$502,403	$688,892
RF Specialties	432,136	267,662
Total	$934,539	$956,554

Cost of Sales
Two Trees Distilling	$389,353	$457,308
RF Specialties	693,951	275,941
Total	$1,083,304	$733,249

Gross profit
Two Trees Distilling	$113,050	$231,584
RF Specialties	(261,815)	(8,279)
Total	$(148,765)	$223,305

General & Administrative Expense
Two Trees Distilling	$364,567	$430,395
RF Specialties	146,915	129,117
Corporate	661,785	485,109
Total	$1,173,267	$1,044,621

Salary and Wages
Two Trees Distilling	$16,148	$32,295
RF Specialties	-	-
Corporate	452,926	-
Total	$469,074	$32,295

Depreciation and Amortization Expense
Two Trees Distilling	$53,615	$48,679
RF Specialties	91,340	98,144
Corporate	6,240	6,271
Total	$151,195	$153,094

Net loss from operations
Two Trees Distilling	$(321,280)	$(279,785)
RF Specialties	(500,070)	(235,540)
Corporate	(1,120,951)	(491,380)
Total	$(1,942,301)	$(1,006,705)

Total other income (expense)
Two Trees Distilling	$59	$3,265
RF Specialties	(10,002)	(64,933)
Corporate	(14,002)	1,869
Total	$(23,945)	$(59,799)

Consolidated Net loss
Two Trees Distilling	$(321,221)	$(276,520)
RF Specialties	(510,072)	(300,473)
Corporate	(1,134,953)	(489,511)
Total	$(1,966,246)	$(1,066,504)

Assets
Two Trees Distilling	$195,188	$1,501,686
RF Specialties	1,033,923	1,337,848
Corporate	3,174,887	76,900
Total	$4,403,998	$2,916,434

Capital expenditures
Two Trees Distilling	$56,909	$-
RF Specialties	714,373	8,820
Total	$771,282	$8,820

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Subsequent to June 30, 2025, the Company sold [634,334] shares of common stock for cash proceeds of [$95,150]. The Company also issued 44,874 shares each to Mr. Blackstone and Mr. Brocopp pursuant to their director agreements, and issued 333,333 shares related to subscriptions received during the three months ended March 31, 2025

On June 23, 2025, the Company adopted the MDwerks, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), pursuant to which the Company initially reserved and made available for future issuance under the 2025 Plan 10,000,000 shares of common stock in the form of various incentive awards. On July 15, 2025, the Company awarded an aggregate of 2,180,000 stock appreciation rights (“SARs”), including 880,000 to employees and 1,300,000 to consultants that vested immediately. The SARs have an exercise price of $0.222 per share and expire 10 years from the award date

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our wholly owned subsidiary, RFS, is a technology company pioneering the development of innovative energy wave solutions for industrial and other commercial enterprises. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial. . For over 13 years RFS has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way reducing energy costs and increasing speed to market when compared to traditional methods. By bringing radio frequency applications to market, RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

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

Recent Developments

Whiskey-as-a-Service

Among our accomplishments to start the year, we successfully launched our “Whiskey-as-a-Service” (“WaaS”) business model, signing new contracts with two companies for the construction and deployment of our proprietary Spirits Rapid Aging Systems (“SRAS”) at their facilities. We also began aging tanker loads of distillate for one of these customers to fill immediate demand for aged spirits.

The first unit is scheduled to be installed at the facilities of one of the largest distilleries in the U.S. in the fourth quarter of 2025 and we expect to deliver a second SRAS unit to this customer in the first quarter of 2026. Additionally, we anticipate deploying the third SRAS unit at the facilities of a U.S. broker of bulk spirits in the first half of 2026. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. We are currently building units, and an additional unit to be deployed on our premises during the third quarter of 2025 to quintuple existing production capacity at our Two Trees facility. We are also currently providing aging services for tanker loads of single malt at our facility while the customer’s SRAS units are under construction.

These contracts not only validate the economic and sustainability benefits of our SRAS units but also are expected to provide us with attractive recurring revenue streams through licensing agreements and ancillary fees for ongoing machine servicing and maintenance. Our upfront investment in these units will begin to pay off as they go live later this year, providing us with new recurring cash flow streams.

Leveraging patented energy wave technology, our SRAS units swiftly, sustainably and cost-effectively mature spirits to create high quality final product with traditional flavor profiles. We see excellent potential for multiple additional SRAS deployments by both customers within the next twelve months as well as by other third parties.

Building on the momentum of our first two WaaS contracts, we signed a separate new agreement with an international spirits investment fund (the “Fund”) providing the Fund with limited exclusivity for the deployment of our SRAS units in three countries outside of the United States. To retain exclusivity, the Fund is required to deploy at least one SRAS unit annually in each of the three countries. We will provide updates as new orders take hold in these countries.

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

Two Trees Beverage Company – New Uplifting Spirits Product Line

In July 2025, our award-winning subsidiary, Two Trees Beverage Company, launched Uplifting Spirits, a new product line focused on supporting community and charitable causes, debuting with Land of the Sky, a limited-edition straight bourbon whiskey aiding Hurricane Helene relief efforts. We are proud of this initiative and pleased to donate ten percent of Land of the Sky sales to relief efforts, including aiding Western North Carolina, where many of our teammates call home.

RF Specialties, LLC – Molecular Sawdust Drying Machine Update

Subsequtn to June 30, 2025, we completed testing and deployed our first Molecular Sawdust Drying System, which utilizes a proprietary molecular energy wave technology to adjust the moisture content of sawdust for production of wood pellets, an alternative green energy source.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	For the Three Months ended June 30,
	2025	2024

Revenue
Two Trees Distilling	$249,566	$174,026
RF Specialties	171,043	97,868
Total	$420,609	$271,894

Cost of Sales
Two Trees Distilling	$220,638	$169,629
RF Specialties	481,268	173,779
Total	$701,906	$343,408

Gross profit
Two Trees Distilling	$28,928	$4,397
RF Specialties	(310,225)	(75,911)
Total	$(281,297)	$(71,514)

Revenue. Revenue for the three months ended June 30, 2025 was $420,609 compared to $271,894 for the three months ended June 30, 2024. The $148,715 increase in revenue was primarily attributable to increased liquor sale volumes in the current period and new revenues from performing aging services for a customer, and an increase in product and services revenues from RF Specialties from progress made on its molecular sawdust drying system contract.

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

Cost of Sales. Cost of sales for the three months ended June 30, 2025 was $701,906 compared to $343,408 for three months ended June 30, 2024. Cost of sales for the Company’s Two Trees Distilling operations was $220,638 in 2025 compared to $169,629 in 2024, with the increase driven by volume increases described above, and increased input costs. Our gross profit improved due to the our efforts to streamline costs and increase efficiency. The Company’s RF Specialties business incurred costs of sales of $481,268 in 2025 compared to $173,779 in 2024. The increase is due to the costs associated with the molecular sawdust drying module contract ongoing since November 2024 as the project nears completion.

Operating Expenses. We reported operating expenses of $1,043,215 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended June 30, 2025 compared to $630,044 for the three months ended June 30, 2024. The $413,171 increase in operating expenses was primarily attributable to increased payroll costs from new officer and director contracts, increased stock-based compensation of $39,774 from those new contracts, and increased travel costs as part of our efforts to increase brand awareness and drive revenue volume increases.. Operating expenses included depreciation and amortization expense of $78,588 and $75,164 for the three months ended June 30, 2025 and 2024, respectively.

Total Other Expenses. Total other expense was $12,380 for the three months ended June 30, 2025 compared to $62,557 for the three months ended June 30, 2024. Other expense for the three months ended June 30, 2025 primarily consisted of interest expense of $12,380. Other expense for the three months ended June 30, 2024 primarily consisted of $57,700 of losses on disposal of assets, interest expense of $6,757 and interest income of $1,900.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	For the Six Months ended June 30,
	2025	2024

Revenue
Two Trees Distilling	$502,403	$688,892
RF Specialties	432,136	267,662
Total	$934,539	$956,554

Cost of Sales
Two Trees Distilling	$389,353	$457,308
RF Specialties	693,951	275,941
Total	$1,083,304	$733,249

Gross profit
Two Trees Distilling	$113,050	$231,584
RF Specialties	(261,815)	(8,279)
Total	$(148,765)	$223,305

Revenue. Revenue for the six months ended June 30, 2025 was $934,539 compared to $956,554 for the six months ended June 30, 2024. The $186,489 decrease in revenue for Two Trees Distilling was primarily attributable to decreased liquor sale volumes in the current period primarily from lower bulk alcohol sales, partially offset by new revenues from the aging services that began in May 2025. The increase in revenue in our RF Specialties division is from progress made on the molecular sawdust drying system contract, which neared completion during the current period.

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

Cost of Sales. Cost of sales for the six months ended June 30, 2025 was $918,848 compared to $733,249 for six months ended June 30, 2024. Cost of sales for the Company’s Two Trees Distilling operations was $389,353 in 2025 compared to $457,308 in 2024, with the decrease driven by volume decreases described above. The Company’s RF Specialties business incurred costs of sales of $693,951 in 2025 compared to $275,941 in 2024. The increase is due to the costs associated with the molecular sawdust drying module contract ongoing since November 2024.

Operating Expenses. We reported operating expenses of $1,793,536 consisting primarily of legal, accounting, payroll, and general business related expenses for the six months ended June 30, 2025 compared to $1,230,010 for the six months ended June 30, 2024. The $563,526 increase in operating expenses was primarily attributable to increased payroll costs from new officer and director contracts, increased stock-based compensation of $106,095 from those new contracts and higher legal and other professional fees, partially offset by decreases in insurance costs. Operating expenses included depreciation and amortization expense of $151,195 and $153,094 for the six months ended June 30, 2025 and 2024, respectively.

Total Other Expenses. Total other expense was $23,945 for the six months ended June 30, 2025 compared to $59,799 for the six months ended June 30, 2024. Other expense for the six months ended June 30, 2025 primarily consisted of interest expense of $24,145, and interest income of $200. Other expense for the six months ended June 30, 2024 primarily consisted of $54,000 of losses on disposal of assets, interest expense of $9,599 and interest income of $3,800.

Liquidity and Capital Resources

As of June 30, 2025, and December 31, 2024, we had $13,330 and $11,159 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of June 30, 2025, we have incurred operating losses since inception of $4,326,751. At June 30, 2025, we had working capital deficit of $1,104,922.

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

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. During the six months ended June 30, 2025, we raised $1,649,000 in cash proceeds from the sale of common stock. We continue to need significant cash to execute our business plan, including funds needed to complete construction of the contracted SRAS units and expand our on-site production capacity. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $831,152 and $458,335. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used from Investing Activities. Cash used in investing activities for the six months ended June 30, 2025 and 2024 was $707,454 and $8,820, respectively, related to purchases of equipment in developing our SRAS units for its customer, and a new system to expand production capacity.

Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $1,540,777 and $399,694, respectively. The cash provided by financing activities for the six months ended June 30, 2025 was attributable to proceeds from the sale of common stock of $1,649,000, including subscription payable of $50,000, proceeds from related party notes payable of $150,000, partially offset by repayments of notes payable of $258,223. The cash provided by financing activities for the six months ended June 30, 2024 was attributable to proceeds from subscriptions agreements of $390,000, proceeds from notes payable of $125,000, partially offset by repayments of notes payable of $115,306.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three months ended June 30, 2025, we sold 433,333 shares of common stock in exchange for cash proceeds of $65,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2025, no director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MDwerks, Inc.

Date: August 13, 2025	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ David Stephens
David Stephens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

