Form 10-Q
period 2025-09-30
MDWerks, Inc.
filed 2025-11-14
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the Company has 227,574,910 shares of common stock issued and outstanding.

2

Forward-Looking Statements

Various statements contained in this report constitute “forward-looking statements” within the meaning of the federal securities laws. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations.

Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such and should only be viewed as historical data.  See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time, as well as other SEC filings, for more information about these and other risks.

3

Index to Financial Statements

As of September 30, 2025

and for the Three and Nine Months Ended September 30, 2025 and 2024

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash	$181,278	$11,159
Accounts receivable, net	117,967	109,142
Inventory	1,024,057	236,863
Prepaid expenses	105,836	17,000
Total Current Assets	1,429,138	374,164

Fixed assets, net	1,212,027	585,025
Intangible assets, net	516,482	558,784
Right-of-use asset	728,662	915,803
Goodwill	466,648	466,648
Other non-current assets	16,010	16,010
Total Assets	$4,368,967	$2,916,434

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,588,261	$822,111
Accounts payable – related party	-	46,812
Notes payable, current	195,904	134,557
Notes payable – current related party	17,500	123,000
Deferred revenue	386,180	226,066
Right-of-use liability, current portion	163,490	266,315
Total Current Liabilities	2,351,335	1,618,861
Notes payable – related party, net of current portion	150,000	-
Notes payable, net of current portion	99,556	231,370
Right-of use liability, net of current portion	595,427	695,175
Total Liabilities	3,196,318	2,545,406

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 were issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, of which 227,574,910 and 204,744,872 shares were issued and outstanding at September 30, 2025 and December 31, 2024, respectively	227,575	204,745
Additional paid in capital	6,215,262	2,511,788
Subscription payable	75,000	15,000
Accumulated deficit	(5,345,188)	(2,360,505)

Total Stockholders’ Equity	1,172,649	371,028

Total Liabilities and Stockholders’ Equity	$4,368,967	$2,916,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$780,141	$1,058,707	$1,714,680	$2,015,261
Cost of revenue	661,871	325,839	1,745,175	1,059,088
Gross (loss) profit	118,270	732,868	(30,495)	956,173

Operating Expenses
General and administrative expense	926,450	494,821	2,099,717	1,539,442
Salaries and wages	99,251	16,148	568,325	48,443
Depreciation and amortization	84,817	58,969	236,012	212,063
Total Operating Expenses	1,110,518	569,938	2,904,054	1,799,948

Net Loss from Operations	(992,248)	162,930	(2,934,549)	(843,775)

Other Income (Expense)
Other income	-	1,900	200	5,700
Gain/Loss on disposal of assets	-	-	-	(54,000)
Interest expense	(26,189)	(7,806)	(50,334)	(17,405)
Total Other Expense	(26,189)	(5,906)	(50,134)	(65,705)

Net loss	$(1,018,437)	$157,024	$(2,984,683)	$(909,480)

Net loss per share
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares
Basic	223,196,359	201,065,672	218,120,594	200,470,538
Diluted	223,196,359	201,065,672	218,120,594	200,470,538

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217
Common Shares sold for cash	-	-	2,100,000	2,100	312,900	75,000	-	390,000
Common shares to be issued for royalty agreement						15,000		15,000
Net loss	-	-	-	-	-		(302,389)	(302,389)
Balance March 31, 2024	8,957,500	8,958	200,824,868	200,825	2,004,822	90,000	(1,041,777)	1,262,828
Net loss	-	-	-	-	-		(764,115)	(764,115)
Balance June 30, 2024	8,957,500	8,958	200,824,868	200,825	2,004,822	90,000	(1,805,892)	498,713
Common Shares sold for cash	-	-	1,220,004	1,220	173,780	75,000	-	250,000
Net income	-	-	-	-	-	-	157,024	157,024
Balance September 30, 2024	8,957,500	$8,958	202,044,872	$202,045	$2,178,602	$165,000	$(1,648,868)	$905,737

Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028

Common shares sold for cash	-	-	9,493,332	9,493	1,414,507	160,000	-	1,584,000
Common shares issued for inventory	-	-	5,000,000	5,000	845,000	-	-	850,000
Stock based compensation	-	-	692,858	693	51,379	14,250	-	66,322
Net loss	-	-	-	-	-	-	(629,354)	(629,354)
Balance March 31, 2025	-	-	219,931,062	219,931	4,822,674	189,250	(2,989,859)	2,241,996

Common shares sold for cash	-	-	1,166,667	1,167	173,833	(110,000)	-	65,000
Stock based compensation	-	-	184,766	185	53,839	(14,250)	-	39,774
Net loss	-	-	-	-	-	-	(1,336,892)	(1,336,892)
Balance June 30, 2025	-	-	221,282,495	221,283	5,050,346	65,000	(4,326,751)	1,009,878
Common shares sold for cash	-	-	6,202,667	6,202	674,198	10,000	-	690,400
Common shares issued for services	-	-	89,748	90	490,718	-	-	490,808
Net loss	-	-	-	-	-	-	(1,018,437)	(1,018,437)
Balance September 30, 2025	-	$-	$227,574,910	227,575	$6,215,262	$75,000	$(5,345,188)	$1,172,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,984,683)	$(909,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,012	212,063
Gain/Loss on disposal of assets	-	54,000
Inventory impairment	61,897	-
Stock-based compensation	596,904	15,000
Allowance for credit losses	1,656	976
Interest income	-	(5,700)
Changes in operating assets and liabilities:
Accounts receivable	(10,481)	(103,442)
Prepaid expense	82,214	(16,146)
Inventory	909	12,577
Right-of-use asset	187,141	93,919
Accounts payable	723,520	95,711
Accounts payable – related party	(46,812)	-

Deferred revenue	160,114	(52,779)
Right-of-use liability	(202,573)	(59,392)
NET CASH USED IN OPERATING ACTIVITIES	(1,194,182)	(662,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(778,082)	(6,990)
NET CASH USED IN INVESTING ACTIVITIES	(778,082)	(6,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	150,000	120,500
Repayment of related party notes payable	(105,500)	-
Repayment of notes payable	(241,517)	(143,450)
Proceeds from subscription agreements	2,339,400	640,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,142,383	617,050

NET CHANGE IN CASH	170,119	(52,633)

CASH - BEGINNING OF YEAR	11,159	115,111

CASH - END OF PERIOD	$181,278	$62,478

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,959	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with notes payable	$-	$444,891
Property and equipment acquired with accounts payable	$42,630	$-
Common stock issued for inventory	$850,000	$-
Insurance being financed with a note payable	$171,050	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDwerks, Inc. (collectively “MDWerks” the “Company,” “we,” “us,” “our,” “it,” or “MDWK”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status.

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2024.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $127,642 net of $9,675 allowance for doubtful accounts as of September 30, 2025. The Company had an accounts receivable balance of $135,852 net of $26,710 allowance for doubtful accounts as of December 31, 2024. The Company recognized credit losses of $1,656 and $976 during the nine months ended September 30, 2025 and 2024, respectively. As of and for the nine months ended September 30, 2025, the Company had two customers that accounted for 56% and 10% of total accounts receivable. As of and for the year ended December 31, 2024, the Company had two customers that accounted for 50% and 10% of total accounts receivable.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $2,984,683 for the nine months ended September 30, 2025 and an accumulated deficit of $5,345,188 as of September 30, 2025. Although management believes that it will be able to successfully execute its business plans, which includes third party financing and raising capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes sales when liquor products are shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company also performs aging services for certain customers, with revenue recognized upon completion of the aged product. For service revenue within the Company’s radio frequency applications, the Company recognizes revenue as the services are provided to the customer. The Company’s contracts typically have a single performance obligation, and do not contain a significant financing component.

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of September 30, 2025 and December 31, 2024, the Company had $386,180 and $226,066, respectively, in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

For the three ended September 30, 2025, the Company had two customers who accounted for 31% and 20% of total revenue, respectively. For nine months ended September 30, 2025, the Company had two customers who accounted for 30% and 11% of total revenue, respectively.

For the three months ended September 30, 2024, the Company had one customer that accounted for 24% of total revenue, respectively. For the nine months ended September 30, 2024, the Company had one customer who accounted for 27% of total revenue.

Inventory - Inventories primarily consist of bulk and bottled liquor and raw materials and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (“FIFO”) method. A portion of the Company’s finished goods inventory is held in warehouses located in several states that maintain control over the alcohol beverage distribution process until it is sold into the retail distribution channel within those states. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. During the three months ended September 30, 2025 and 2024, the Company recognized an impairment of $61,897 and $0, respectively, related to certain barrel inventory with a market price below the Company’s carrying value.

Intangible Assets - Intangible assets, consisting of trade names, developed technology, and customer relationships, are accounted for in accordance with ASC 350 Intangibles - Goodwill and Other. Intangible assets that have finite lives are amortized using the straight-line method over their estimated useful lives of three to fifteen years.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three and nine months ended September 30, 2025, and 2024, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three and nine months ended September 30, 2025, and 2024, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $15,296 and $27,937 for the three and nine months ended September 30, 2025. Excise taxes totaled $10,282 and $19,501 for the three and nine months ended September 30, 2024.

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

Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$878,078	$38,189
Finished goods and packaging	145,979	198,674
Total inventories	$1,024,057	$236,863

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

During the three months ended September 30, 2025, the Company recognized an impairment of $61,897 related to certain barrel inventory with a market price below the Company’s carrying value.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Machinery and equipment	$647,369	$516,255
Furniture and office equipment	258,711	253,851
Buildings	10,497	10,497
Construction in progress	721,387	-
Total Property and equipment	1,637,964	780,603
Less accumulated depreciation	(425,937)	(195,578)
Total property and equipment, net	$1,212,027	$585,025

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

As of September 30, 2025 and December 31, 2024, the Company owed $217,521 and 344,344 under the notes payable, respectively. The Company repaid $126,822 of the notes payable balance during the nine months ended September 30, 2025.

Two Trees entered into two contracts with two spirit companies for the deployment and license of our proprietary Spirits Rapid Aging System (“SRAS”). The first contract is for the building and deployment of SRAS at the customer’s facilities within the next three months, with the potential for additional SRAS deployments in the next 12 months. The second contract is for the building and deployment of SRAS at the customer’s facilities within the next six to nine months, with the potential for additional SRAS deployments in the next 12 months. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. The Company is constructing the machines which it expects to be deployed by the end of the first quarter of fiscal year ended December 31, 2026.

Depreciation expense totaled $70,716 and $193,710 for the three and nine months ended September 30, 2025, respectively.

Depreciation expense totaled $61,071 and $124,892 for the three and nine months ended September 30, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(103,018)	(60,716)
Total intangible assets, net	$516,482	$558,784

Total amortization expense for the three and nine months ended September 30, 2025 was $14,101 and $42,302, respectively. Total amortization expense for the three and nine months ended September 30, 2024 was $14,102 and $42,304, respectively. The Company expects to recognize amortization expense of $56,402 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of September 30, 2025 and December 31, 2024, the royalty payable balance was $191,795 and $170,274, respectively, included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of September 30, 2025	Balance as of December 31, 2024
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$217,521	$344,344
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
First Insurance Funding	February 14, 2025	10.95%	56,355	-
Advances Payable – Related parties	Various	10.00%-12.00%	167,500	123,000
Total			$462,960	$488,928

The following is a summary of the future minimum payments of loans payable:

12 months ending:
December 31, 2025 (6 months)	$170,590
December 31, 2026	292,370
December 31, 2027	-
December 31, 2028	-
$462,960

During the year ended December 31, 2020, the Company entered into a termination agreement and agreed to pay the sum of $50,000, pursuant to the agreement. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. During the year ended December 31, 2023, the Company made a payment of $10,000. The balance as of September 30, 2025, and December 31, 2024, is $21,584.

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

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The agreement requires monthly payments through March 2030. As of September 30, 2025 and December 31, 2024, the Company owed $217,521 and 344,344 under the notes payable, respectively. The Company repaid $126,822 of the notes payable balance during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company received a total of $150,000 in proceeds from shareholders. The loans included interest of 10% and $105,500 was repaid during the nine months ended September 30, 2025. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of September 30, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $167,500 and $123,000, respectively.

In March 2025, the Company entered into an insurance policy financing arrangement. The total principal was $171,050 with an interest rate of 10.95% and monthly payments of $14,542 due through January 2026. The Company made principal payments of $114,695 during the nine months ended September 30, 2025. As of September 30, 2025, the remaining balance was $56,355.

Interest expense of $26,189 and $50,334 was recorded in the three and nine months ended September 30, 2025, respectively.

Interest expense of $7,806 and $17,405 was recorded in the three and nine months ended September 30, 2024, respectively.

Accrued interest on all notes payable as of September 30, 2025 and December 31, 2024, was $26,606 and $7,637, respectively.

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

On November 7, 2024, the Company agreed to purchase 8,957,500 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At September 30, 2025 and December 31, 2024, there were 0 shares of Series A Convertible Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

During the three months ended March 31, 2025, the Company sold 10,559,999 shares of common stock in exchange for cash proceeds of $1,584,000. The Company issued a total of 9,493,332 of these shares, with the remainder being issued in subsequent quarters as outlined below.

During the three months ended June 30, 2025, the Company sold 433,333 shares of common stock in exchange for cash proceeds of $65,000. The Company also issued 733,334 shares of common stock related to share sold for cash during the period ended March 31, 2025.

During the three months ended September 30, 2025, the Company sold an aggregate of 6,269,334 shares of common stock in exchange for cash proceeds of $690,400. The Company issued a total of 5,869,334 of these shares during the three months ended September 30, 2024, and also issued 333,333 shares of common stock related to share sold for cash during the period ended March 31, 2025. As of September 30, 2025, the Company has not yet issued 400,000 shares of common stock related to subscriptions for $60,000 of proceeds sold during the three months ended September 30, 2025, which are included in subscriptions payable on the consolidated balance sheet.

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

During the three months ended September 30, 2025, the Company issued a total of 89,748 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 8. The Company has not yet issued 130,650 shares owed to directors in connection with these agreements. The Company recorded stock-based compensation of $24,158 under the agreements, based on the common stock price of $0.18 on the respective grant dates.

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

At September 30, 2025 and December 31, 2024, there were 227,574,910 and 204,744,872 shares issued and outstanding, respectively.

Warrants

The following table represents warrant activity during the nine months ended September 30, 2025:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2024	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at September 30, 2025	17,262,656	$1.50
Exercisable at September 30, 2025	17,262,656	$1.50

The warrants had a weighted average remaining life of 2.90 years and no intrinsic value as of September 30, 2025.

Stock options

The following is a summary of activity of outstanding stock options during the nine months ended September 30, 2025:

		Weighted Average
	Number of Options	Exercise Prices
Balance, December 31, 2024	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, September 30, 2025	4,650,685	$0.36
Exercisable, September 30, 2025	4,650,685	$0.36

The options had a weighted average remaining life of 8.19 years and no intrinsic value as of September 30, 2025.

Stock Appreciation Rights

On July 15, 2025, the Company awarded a total of 2,180,000 Stock Appreciation Rights (‘SARs”) to the Company’s common stock to the employees under the 2025 Plan at an exercise price of $0.22 per share, vesting immediately, with a 10 year exercise period. The Company has the sole discretion to settle the SARs in shares or cash. The Company will issue shares when exercised based on the difference between the fair value on the exercise date and the exercise price of $0.22.The SARs are classified as equity instruments in accordance with ASC 718.

The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 5.50 years, a weighted average volatility rate of 175%, a weighted average risk-free interest rate of 4.05%, and a weighted average call option value of $0.214, was $466,651, which was recognized stock-based compensation related to the SARs.

The following is a summary of activity of outstanding SARs during the nine months ended September 30, 2025:

		Weighted Average
	Number of SARs	Exercise Prices
Balance, December 31, 2024	-	$-
Granted	2,180,000	0.22
Cancelled	-	-
Balance, September 30, 2025	2,180,000	$0.22
Exercisable, September 30, 2025	2,180,000	$0.22

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. The Company incurred fees and commissions of $6,156 during the nine months ended September 30, 2025, and owed the broker $6,156 as of September 30, 2025. The Company incurred fees of $15,000 and commissions of $1,125 during the year ended December 31, 2024, and owed the broker $5,625 as of December 31, 2024.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Laker, valued at $49,000, based on the common stock price at the date of grant. The Company recognized expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the nine months ended September 30, 2025 related to the performance awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company issued 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Cassidy, valued at $49,000 based the common stock price at the date of grant. The Company recognized stock based compensation expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the nine months ended September 30, 2025 related to the performance awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 18, 2024, Mr. Timothy Brocopp and the Company entered into an Independent Director Agreement, with the following summarized terms: Mr. Brocopp shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Brocopp’s employment commenced on Monday, November 16, 2024, and continues for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Brocopp 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and additional quarterly shares worth $10,000, with shares divided by a VWAP schedule. During the nine months ended September 30, 2025, the Company issued 171,429 shares related to awards earned in 2024 and issued 87,257 shares during the nine months ended September 30, 2025. The Company recognized total stock-based compensation expense of $33,276 based on the closing stock price at each quarter end during the nine months ended September 30, 2025 related to these awards. Furthermore, the Company is to issue an additional 65,325 shares of common stock, which have not yet been issued.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and additional quarterly shares worth $10,000, with shares divided by a VWAP schedule. During the nine months ended September 30, 2025, the Company issued 171,429 shares related to awards earned in 2024 and issued 87,257 shares during the nine months ended September 30, 2025. The Company recognized total stock-based compensation expense of $33,276 based on the closing stock price at each quarter end during the nine months ended September 30, 2025 related to these awards. Furthermore, the Company is to issue an additional 65,325 shares of common stock, which have not yet been issued.

On December 11, 2024, the Company and a consultant entered into an independent contractor agreement whereby the consultant shall serve as Senior Director of Revenue of the Company on a month to month basis, which can be terminated by either party with 30 days notice. As compensation for his services, the consultant will receive 20,000 shares of stock per month. During the period ended September 30, 2025, the Company issued to the consultant a total of 100,000 shares with a fair value of $20,450, based on the common stock prices at the end of each month.

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

Upon execution of the agreement, the Company issued 150,000 shares of common stock to Mr. Stephens with a fair value of $27,000, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. The Company recognized expense of $9,000 for these awards during the nine months ended September 30, 2025 and expects to recognize an additional $18,000 through the end of the vesting period. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $101,250. The Company recognized no expense during the nine months ended September 30, 2025 related to these awards as vesting was not deemed probable.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 monthly vesting from January 1, 2026 through December 31, 2027. The shares were valued at $60,000 based on the common stock price at the date of grant. The Company recognized expense of $20,000 during the nine months ended September 30, 2025 and expects to recognize an additional $40,000 through the end of the vesting period. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $225,000. The Company recognized no expense during the nine months ended September 30, 2025 related to these awards as vesting was not deemed probable.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, the Company received a total of $150,000 in proceeds from shareholders and repaid $105,500 of principal and $276 of accrued interest. The advances are unsecured, due on demand and have stated interests ranging from 10% to 12% per annum. As of September 30, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $167,500 and $123,000, respectively. See Note 6 above.

NOTE 10 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2025, the amount of right-of-use assets and lease liabilities were $728,662 and $758,917, respectively. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $915,803 and $961,490, respectively. Aggregate lease expense for the three and nine months ended September 30, 2025, was $77,222 and $243,351, respectively. Aggregate lease expense for the three and nine months ended September 30, 2024, was $82,597 and $231,741, respectively.

The following table provides the maturities of lease liabilities at September 30, 2025:

	Operating Lease	Remaining Term in Years
2026	232,107
2027	174,894
2028	180,303
2029	187,065
2030	143,052
thereafter	-
Total lease payments	917,421
Less: imputed interest	(158,504)
Present value of lease liability	758,917	4.40

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

Significant segment expenses and assets information is as follows:

	For the Three Months ended September 30,
	2025	2024

Revenue
Two Trees Distilling	$480,086	$402,368
RF Specialties	300,055	656,339
Total	$780,141	$1,058,707

Cost of Sales
Two Trees Distilling	$375,405	$179,717
RF Specialties	286,466	146,122
Total	$661,871	$325,839

Gross profit
Two Trees Distilling	$104,681	$222,651
RF Specialties	13,589	510,217
Total	$118,270	$732,868

General & Administrative Expense
Two Trees Distilling	$143,606	$227,634
RF Specialties	62,808	63,270
Corporate	720,036	203,917
Total	$926,450	$494,821

Salary and Wages
Two Trees Distilling	$-	$16,148
RF Specialties	-	-
Corporate	99,251	-
Total	$99,251	$16,148

Depreciation and Amortization Expense
Two Trees Distilling	$33,157	$24,341
RF Specialties	48,494	31,462
Corporate	3,166	3,166
Total	$84,817	$58,969

Net loss from operations
Two Trees Distilling	$(72,082)	$(45,472)
RF Specialties	(97,713)	415,485
Corporate	(822,453)	(207,083)
Total	$(992,248)	$162,930

Total Other Expense
Two Trees Distilling	$(89)	$1,470
RF Specialties	(10,279)	16,967
Corporate	(15,821)	(24,344)
Total	$(26,189)	$(5,906)

Consolidated Net loss
Two Trees Distilling	$(72,171)	$(45,272)
RF Specialties	(107,992)	352,758
Corporate	(838,274)	(150,462)
Total	$(1,018,437)	$157,024

	For the Nine Months ended September 30,
	2025	2024

Revenue
Two Trees Distilling	$982,489	$1,091,260
RF Specialties	732,191	924,001
Total	$1,714,680	$2,015,261

Cost of Sales
Two Trees Distilling	$764,758	$637,025
RF Specialties	980,417	422,063
Total	$1,745,175	$1,059,088

Gross profit
Two Trees Distilling	$217,731	$454,235
RF Specialties	(248,226)	501,938
Total	$(30,495)	$956,173

General & Administrative Expense
Two Trees Distilling	$508,173	$658,029
RF Specialties	209,723	192,387
Corporate	1,381,821	689,026
Total	$2,099,717	$1,539,442

Salary and Wages
Two Trees Distilling	$16,148	$48,443
RF Specialties	-	-
Corporate	552,177	-
Total	$568,325	$48,443

Depreciation and Amortization Expense
Two Trees Distilling	$86,772	$73,020
RF Specialties	139,834	129,606
Corporate	9,406	9,437
Total	$236,012	$212,063

Net loss from operations
Two Trees Distilling	$(393,362)	$(325,257)
RF Specialties	(597,783)	179,945
Corporate	(1,943,404)	(698,463)
Total	$(2,934,549)	$(843,775)

Total other income (expense)
Two Trees Distilling	$59	$4,535
RF Specialties	(15,272)	(47,796)
Corporate	(34,921)	(22,445)
Total	$(50,134)	$(65,705)

Consolidated Net loss
Two Trees Distilling	$(393,303)	$(320,722)
RF Specialties	(613,055)	132,149
Corporate	(1,978,325)	(720,908)
Total	$(2,984,683)	$(909,480)

Assets
Two Trees Distilling	$33,966	$1,501,686
RF Specialties	850,922	1,337,848
Corporate	3,484,079	76,900
Total	$4,368,967	$2,916,434

Capital expenditures
Two Trees Distilling	$56,909	$-
RF Specialties	763,803	6,990
Total	$820,712	$6,990

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Subsequent to September 30, 2025, the Company sold 6,000,000 shares of common stock for cash proceeds of $600,000. These shares are not yet issued.

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

Recent Developments

Whiskey-as-a-Service

Among our accomplishments to start the year, we successfully launched our “Whiskey-as-a-Service” (“WaaS”) business model, signing new contracts with two companies for the construction and deployment of our proprietary Spirits Rapid Aging Systems (“SRAS”) at their facilities. We also began aging tanker loads of distillate for one of these customers to fill immediate demand for aged spirits. We are currently installing a new higher capacity SRAS at our Two Trees facility in order to increase existing production by the end of the year.

The first two units are scheduled to be installed at the facilities of one of the largest distilleries in the U.S. in the first quarter of 2026. Additionally, we anticipate deploying the third SRAS unit at the facilities of a U.S. broker of bulk spirits in the first half of 2026. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. We are currently building units, and an additional unit to be deployed on our premises during the third quarter of 2025 to quintuple existing production capacity at our Two Trees facility. We are also currently providing aging services for tanker loads of single malt at our facility while the customer’s SRAS units are under construction.

These contracts not only validate the economic and sustainability benefits of our SRAS units but also are expected to provide us with attractive recurring revenue streams through licensing agreements and ancillary fees for ongoing machine servicing and maintenance. Our upfront investment in these units will begin to pay off as they go live, providing us with new recurring cash flow streams.

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

RF Specialties, LLC – Molecular Sawdust Drying Machine Update

We completed testing and deployed our first Molecular Sawdust Drying System (“MSDS”), which utilizes a proprietary molecular energy wave technology to adjust the moisture content of sawdust for production of wood pellets, an alternative green energy source.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	For the Three Months ended September 30,
	2025	2024

Revenue
Two Trees Distilling	$480,086	$402,368
RF Specialties	300,055	656,339
Total	$780,141	$1,058,707

Cost of Sales
Two Trees Distilling	$375,405	$179,717
RF Specialties	286,466	146,122
Total	$661,871	$325,839

Gross profit
Two Trees Distilling	$104,681	$222,651
RF Specialties	13,589	510,217
Total	$118,270	$732,868

Revenue. Revenue for the three months ended September 30, 2025 was $780,141 compared to $1,058,707 for the three months ended September 30, 2024. The $278,566 decrease in revenue was primarily attributable to significant non-recurring service revenue from RF Specialties during the three months ended September 30, 2024 totaling $520,000. This was partially offset by increased WaaS revenue which contributed $153,900 of revenue during the three months ended September 30, 2025, and increased RFS product revenue as a result of the MSDS in the current period.

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

Cost of Sales. Cost of sales for the three months ended September 30, 2025 was $661,871 compared to $325,839 for three months ended September 30, 2024. Cost of sales for the Company’s Two Trees Distilling operations was $375,405 in 2025 compared to $179,717 in 2024, with the increase driven by increased input costs, an inventory impairment of $61,897 and new costs associated with our WaaS revenue. The Company’s RF Specialties business incurred costs of sales of $286,466 in 2025 compared to $146,122 in 2024 due to the costs associated with the MSDS contract ongoing since November 2024. Gross profit for the three months ended September 30, 2024 benefitted significantly from one-time service revenue of $520,000 in the RF Specialties business.

Operating Expenses. We reported total operating expenses of $1,110,518 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended September 30, 2025 compared to $569,938 for the three months ended September 30, 2024. The $540,580 increase in operating expenses was primarily attributable to increased payroll costs from new officer and director contracts, increased stock-based compensation of $490,808 from those new contracts. Operating expenses included depreciation and amortization expense of $84,817 and $58,969 for the three months ended September 30, 2025 and 2024, respectively.

Total Other Expenses. Total other expense was $26,189 for the three months ended September 30, 2025 compared to $5,906 for the three months ended September 30, 2024. Other expense for the three months ended September 30, 2025 primarily consisted of interest expense of $26,189. Other expense for the three months ended September 30, 2024 primarily consisted of interest expense of $7,806 and interest income of $1,900.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	For the Nine Months ended September 30,
	2025	2024

Revenue
Two Trees Distilling	$982,489	$1,091,260
RF Specialties	732,191	924,001
Total	$1,714,680	$2,015,261

Cost of Sales
Two Trees Distilling	$764,758	$637,025
RF Specialties	980,417	422,063
Total	$1,745,175	$1,059,088

Gross profit
Two Trees Distilling	$217,731	$454,235
RF Specialties	(248,226)	501,938
Total	$(30,495)	$956,173

Revenue. Revenue for the nine months ended September 30, 2025 was $1,714,680 compared to $2,015,261 for the nine months ended September 30, 2024. The $108,771 decrease in revenue for Two Trees Distilling was primarily attributable to decreased liquor sale volumes in the current period primarily from lower bulk alcohol sales, partially offset by new revenues from the WaaS that began in May 2025, which contributed $188,100 of revenue in the current period. The decrease in revenue in our RF Specialties division is primarily attributable to significant non-recurring service revenue from RF Specialties during the nine months ended September 30, 2024 totaling $550,000. This was partially offset by increased product revenue as a result of the MSDS in the current period.

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

Cost of Sales. Cost of sales for the nine months ended September 30, 2025 was $1,745,175 compared to $1,059,088 for nine months ended September 30, 2024. Cost of sales for the Company’s Two Trees Distilling operations was $764,758 in 2025 compared to $637,025 in 2024, with the increase driven by increased input costs, an inventory impairment of $61,897 and additional costs associated with the WaaS revenue. The Company’s RF Specialties business incurred costs of sales of $980,417 in 2025 compared to $422,063 in 2024. The increase is due to the costs associated with the MSDS contract ongoing since November 2024.

Operating Expenses. We reported operating expenses of $2,904,054 consisting primarily of legal, accounting, payroll, and general business related expenses for the nine months ended September 30, 2025 compared to $1,799,948 for the nine months ended September 30, 2024. The $1,104,106 increase in operating expenses was primarily attributable to a $519,882 increase in payroll costs from new officer and director contracts and increased stock-based compensation of $581,904 from those new contracts and additional awards to employees, and higher legal and other professional fees, partially offset by decreases in insurance costs. Operating expenses included depreciation and amortization expense of $236,012 and $212,063 for the nine months ended September 30, 2025 and 2024, respectively.

Total Other Expenses. Total other expense was $50,134 for the nine months ended September 30, 2025 compared to $65,705 for the nine months ended September 30, 2024. Other expense for the nine months ended September 30, 2025 primarily consisted of interest expense of $50,334, and interest income of $200. Other expense for the nine months ended September 30, 2024 primarily consisted of $54,000 of losses on disposal of assets, interest expense of $17,405 and interest income of $5,700.

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, we had $181,278 and $11,159 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of September 30, 2025, we have incurred losses since inception of $5,345,188. At September 30, 2025, we had working capital deficit of $922,197.

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

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. During the nine months ended September 30, 2025, we raised $2,339,400 in cash proceeds from the sale of common stock. We continue to need significant cash to execute our business plan, including funds needed to complete construction of the contracted SRAS units and expand our on-site production capacity. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $1,194,182 and $662,693. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $778,082 and $6,990, respectively, related to purchases of equipment in developing our SRAS units for its customer, and a new system to expand production capacity.

Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $2,142,383 and $617,050, respectively. The cash provided by financing activities for the nine months ended September 30, 2025 was attributable to proceeds from the sale of common stock of $2,339,400, including subscription payable of $60,000, proceeds from related party notes payable of $150,000, partially offset by repayments of notes payable of $241,517. The cash provided by financing activities for the nine months ended September 30, 2024 was attributable to proceeds from subscriptions agreements of $640,000, proceeds from notes payable of $120,500, partially offset by repayments of notes payable of $143,450.

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

We recognize sales when liquor products are shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, we recognize sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. We also perform aging services for certain customers, with revenue recognized upon completion of the aged product. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. For service revenue within our radio frequency applications, we recognize revenue as the services are provided to the customer over the length of the contract. Our contracts typically have a single performance obligation, and do not contain a significant financing component.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. For more information, See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time, as well as other SEC filings, for more information about these and other risks.

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

During the three months ended September 30, 2025, we sold 5,869,334 shares of common stock in exchange for cash proceeds of $690,400.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended September 30, 2025, no director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MDwerks, Inc.

Date: November 14, 2025	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: November 14, 2025	/s/ David Stephens
David Stephens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

