Form 10-K
period 2025-12-31
MDWerks, Inc.
filed 2026-03-31
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2025 was approximately $32,290,798.

As of March 27, 2026 the Company has 235,610,043 shares of common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Business Overview

MDwerks, Inc. (the “Company,” “MDwerks,” “we,” “us,” or “our”), a Delaware corporation, is a technology company pioneering the development of innovative energy wave solutions for industrial and other commercial enterprises. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial. Our patented energy wave technology introduces a revolutionary approach to industrial processes by specific molecular targeting, which can be applied at precise and multiple locations in a system in ways that conventional single point heat sources cannot, resulting in improved efficiency, higher quality, and reduced processing time. In December 2023, we completed the acquisition of RF Specialties, LLC (“RFS”) and Two Trees Beverage Co. and its subsidiaries (“Two Trees”).

RFS, is engaged in the business of developing sustainable radio frequency (“RF”) applications, and for over 14 years, has addressed a variety of challenges faced by companies by implementing automated radio frequency technology. One of these applications is a method for the rapid aging of distilled spirits using RF energy. This proprietary Spirits Rapid Aging System (“SRAS”) reduces energy and production costs and increases the speed to market for distilled beverages when compared to traditional methods. .

Our wholly-owned subsidiary, Two Trees Beverage Company, utilizes the SRAS, validating the use of this patented energy wave technology within the premium craft spirits industry. Our proprietary and patented molecular targeting system swiftly and sustainably transforms distillate to maturity, delivering traditional flavors in a fraction of the time with greatly reduced environmental impact and cost. Precision engineered to match traditional aging flavors and aromas, it has been used to produce over 50 SKUs and many award-winning products.

Overview of the Business of Two Trees

Our Two Trees spirits business produces a variety of aged alcoholic beverages using our innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, quickly and efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged.

Deep in Appalachian Mountain country, we created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the distillate selection, local water, and the full-bodied flavors from our wood chip varieties that are toasted to just the right char, bringing rich barrel flavor profiles to life.

Whiskey-as-a-Service

Among our accomplishments to start the year, we successfully launched our “Whiskey-as-a-Service” (“WaaS”) business model, offering use of the SRAS through a flexible technology license structure to enable customers to access this transformative technology with minimal upfront investment, while securing long-term, predictable revenue streams for the Company. We also offer on-site aging of bulk spirits.

We have signed new contracts with two companies for the construction and deployment of our proprietary SRAS and see excellent potential for multiple additional SRAS deployments by both customers within the next twelve months as well as by other third parties.

The first of these units is anticipated to be installed on site at one of the largest distilleries in the U.S. in the second quarter of 2026, with the second unit deployed approximately three months thereafter. The second contract is with a leading U.S. wholesaler and broker of bulk spirits for one SRAS unit at their facility, which is estimated to be installed in the third quarter of 2026.

Under both contracts, RFS will manufacture and assemble the SRAS units and provide ongoing machine servicing and maintenance in addition to the recurring monthly license payments from the customers for use of the SRAS units.

These contracts validate the economic and sustainability benefits of our SRAS units and provide us with attractive recurring revenue streams through licensing agreements and ancillary fees for ongoing machine servicing and maintenance.

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

In 2025, we began aging tanker loads of distillate at our facility for one of our SRAS customers to fill immediate demand for aged spirits. In early 2026, we completed installation of a higher capacity SRAS at our Two Trees facility in order to increase existing production across our aging services and brand production.

Two Trees Brands

Using the SRAS at our own facility, Two Trees has built an award winning portfolio of more than 30 spirit labels including bourbon, whiskey, flavored whiskeys and vodka that are produced in a fraction of the time it takes to produce traditional aged spirits. Two Trees on site tasting room has received the Best of Ashville awards in 2023, 2024 and 2025.

Our new Land of the Sky Straight Bourbon Whiskey received a Gold Award in the 2025 New York International Spirits Competition. Our Two Trees Snarly Yow Bourbon and Tim Smith Climax Honey Raspberry each won Silver awards at the 2025 SIP Awards, with the Climax Honey Raspberry winning the 2025 Innovation Award also.

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

LAND OF THE SKY BOURBON – Land of the Sky Bourbon represents the first Limited Edition whiskey in our UPLIFTING SPIRITS portfolio. Crafted from a mash bill of corn, wheat and malted barley. The whiskey rested in hand selected barrels for at least 3 years and then finished with toasted white oak

Our ready to drink portfolio includes the following:

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

CLIMAX WOOD-FIRED WHISKEY - This isn’t your ordinary American bourbon-style whiskey its Tim Smith’s century-old moonshine recipe aged and filtered with toasted oak and maple wood imparting color and revolutionary flavors. The final process allows the whiskey to cool in Oak containers, and the result is Tim Smith’s revolutionary Climax Whiskey – Made to be in a Class of its Own.

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

Two Trees also has the following patents:

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

Overview of the Business of RF Specialties

RFS is engaged in the business of developing sustainable radio frequency (RF) applications, and for over 14 years, has addressed the challenges faced by companies by implementing automated radio frequency technology. RFS has developed a system and method for the rapid aging of distilled spirits with RF energy that reduces energy and production costs thus increasing the speed to market for distilled beverages when compared to traditional technologies.

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

Employees

As of December 31, 2025, the Company had 13 full-time and 5 part-time employees across all subsidiaries. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company

Risks related to our operations.

We generated revenues of $2,214,542 and $2,364,093, respectively, for the years ended December 31, 2025 and 2024. Our ability to continue to generate revenue and grow our revenue will depend, in part, on our ability to execute our business plan, expand our business model in a timely manner. We may fail to do so. A variety of factors outside of our control could affect our ability to generate revenue and increase revenue growth.

We have incurred net losses since our inception and expect losses to continue.

We have not been profitable since our inception. Our net losses were $3,797,990 and $1,621,117 for the years ended December 31, 2025 and 2024, respectively, and our accumulated deficit as of December 31, 2025 and December 31, 2024 was $6,158,495 and $2,360,505, respectively. If we are unable to achieve and maintain profitability, we may be unable to continue our operations. There is a risk that we may never bring our acquired business or assets and subsequent business operations to the marketplace. In addition, there is no guarantee that our subsequent operations will be profitable in the future, and you could lose your entire investment.

We may not be able to continue as a going concern if we do not obtain additional financing.

Our independent registered public accounting firm included in its opinion for the years ended December 31, 2025 and 2024 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and generate significant revenue. Our financial statements as of December 31, 2025 and 2024 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

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

Unfavorable publicity, whether accurate or not, related to our industry or to us or our products, brands, marketing, executive leadership, employees, Board of Directors members, family, stockholders, operations, current or anticipated business performance, or environmental or social efforts could negatively affect our corporate reputation, stock price, ability to attract and retain high-quality talent, or the performance of our brands and business.

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

Our business is sensitive to changes in both direct and indirect taxes. New tax rules, accounting standards or pronouncements, and changes in interpretation of existing rules, standards, or pronouncements could have a material adverse effect on our business and financial results. As a company based in the United States, we are more exposed to the impact of changes in U.S. tax legislation and regulations than most of our major competitors, especially changes that affect the effective corporate income tax rate. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which, among other provisions, implemented a 15% minimum tax on book income of certain large corporations. We continue to evaluate the various provisions of the IRA and currently anticipate that its impact, if any, will not be material to our operating results or cash flows. Additional tax proposals sponsored by the current U.S. presidential administration could lead to U.S. tax changes, including significant increases to the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries. While we are unable to predict whether any of these changes will ultimately be enacted, if these or similar proposals are enacted into law, they could negatively impact our effective tax rate and reduce net earnings.

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

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or impose limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. For example, in 2023, the European Union progressed on initiatives under its “Europe’s Beating Cancer Plan” to introduce mandatory health warnings on alcoholic beverages, aiming for implementation alongside ingredient/nutrient labels. Ireland led by signing regulations in May 2023 for comprehensive health warnings, including cancer and liver disease risks, by 2026, setting a potential standard for the EU. Such campaigns could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our brands unrecognizable, or reduce demand for our products, which could adversely affect our profitability. If additional or more severe requirements of this type are imposed on one or more of our products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales.

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

Our current operating funds are less than necessary to complete our intended plan of operations. We will need additional funds. Our failure to obtain such additional financing could result in delay or indefinite postponement or further of any subsequent operations which would have a material adverse effect on our business. As of December 31, 2025, we had cash of $211,948. We do not expect that our existing cash and cash from revenue will be sufficient to fund our current operations through at least 12 months from the date of this annual report. We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

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

The Company has 300,000,000 authorized common shares, of which, as of the date of this filing, 235,610,043 are currently issued and outstanding and 10,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), of which no shares are issued and outstanding. The Company also has

We do not anticipate paying dividends.

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

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties. The Company maintains an operating lease for its office space and operating facility for the Two Trees business in Fletcher, North Carolina, which has a remaining term of 2 months as of December 31, 2025, which the Company renewed in January 2026 through February 28, 2029. The Company also maintains an operating lease for its RF Specialties facility in Mills River, North Carolina, with a remaining term of 4.5 years. We believe these facilities to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

As of the filing date of this Annual Report on Form 10-K, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party, or of which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is eligible for unsolicited quotes only on the OTC Market Group, Inc. QB Market, under the symbol “MDWK.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock. An initial review by a broker-dealer under SEC Rule 15c2-11 is required for brokers to publish competing quotes and provide continuous market making. The trading market for the common stock has been extremely limited and sporadic.

The following table sets forth for the respective periods indicated the prices of our common stock in this market. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Year 2025	High	Low

Quarter Ended March 31, 2025	$0.32	$0.09
Quarter Ended June 30, 2025	$0.31	$0.20
Quarter Ended September 30, 2025	$0.28	$0.12
Quarter Ended December 31, 2025	$0.18	$0.10

Fiscal Year 2024

Quarter Ended March 31, 2024	$0.25	$0.06
Quarter Ended June 30, 2024	$0.24	$0.01
Quarter Ended September 30, 2024	$0.22	$0.01
Quarter Ended December 31, 2024	$0.21	$0.06

Holders of Common Stock

As of March 23, 2026, there were approximately 220 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Transfer Agent

The Transfer Agent for shares of the Company’s securities is Continental Stock Transfer & Trust Company, located at 1 State Street 30th Floor, New York, NY 10004-1571.

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

During the quarter ended December 31, 2025, the Company sold 6,000,000 shares of common stock in exchange for cash proceeds of $600,000.

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

Our wholly-owned subsidiary, Two Trees Beverage Company, utilizes the SRAS, validating the use of this patented energy wave technology within the premium craft spirits industry. Our proprietary and patented molecular targeting system swiftly and sustainably transforms distillate to maturity, delivering traditional flavors in a fraction of the time with greatly reduced environmental impact and cost. Precision engineered to match traditional aging flavors and aromas, it has been used to produce over 50 SKUs and many award-winning products.

Recent Developments

Whiskey-as-a-Service

Among our accomplishments to start the year, we successfully launched our “Whiskey-as-a-Service” (“WaaS”) business model, offering use of the SRAS through a flexible technology license structure to enable customers to access this transformative technology with minimal upfront investment, while securing long-term, predictable revenue streams for the Company. We also offer on-site aging of bulk spirits.

We have signed new contracts with two companies for the construction and deployment of our proprietary SRAS and see excellent potential for multiple additional SRAS deployments by both customers within the next twelve months as well as by other third parties.

The first of these units is anticipated to be installed on site at one of the largest distilleries in the U.S. in the second quarter of 2026, with the second unit deployed approximately three months thereafter. The second contract is with a leading U.S. wholesaler and broker of bulk spirits for one SRAS unit at their facility, which is estimated to be installed in the third quarter of 2026.

Under both contracts, RFS will manufacture and assemble the SRAS units and provide ongoing machine servicing and maintenance in addition to the recurring monthly license payments from the customers for use of the SRAS units.

These contracts validate the economic and sustainability benefits of our SRAS units and provide us with attractive recurring revenue streams through licensing agreements and ancillary fees for ongoing machine servicing and maintenance.

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

In 2025, we began aging tanker loads of distillate at our facility for one of our SRAS customers to fill immediate demand for aged spirits. In early 2026, we completed installation of a higher capacity SRAS at our Two Trees facility in order to increase existing production across our aging services and brand production.

Appointment of Chief Financial Officer

On March 10, 2025, we appointed David Stephens as our Chief Financial Officer, effective March 1, 2025. We entered into an employment agreement with Mr. Stephens for a term of three years with the following compensation terms:

-	A base salary of $120,000 in 2025; $150,000 in 2026; and $175,000 in 2027;
-	For the first two years of the term, a performance-based bonus of 15% of his then current base salary for any quarter that gross revenues increased a minimum of 25% from its prior year gross revenue for that corresponding quarter;
-	After the first two years of the term, an annual performance-based bonus based on prior year gross revenues, in a schedule as set forth in his employment agreement.

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

RF Specialties, LLC – Molecular Sawdust Drying Machine Update

We completed testing and are currently deploying our first Molecular Sawdust Drying System (“MSDS”) at a large lumber mill, which utilizes a proprietary molecular energy wave technology to adjust the moisture content of sawdust for production of wood pellets, an alternative green energy source.

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

Results of Operations

Fiscal Year Ended December 31, 2025 compared to Year Ended December 31, 2024

	For the Years ended December 31,
	2025	2024

Revenue
Two Trees Distilling	$1,350,114	$1,324,823
RF Specialties	864,428	1,039,270
Total	$2,214,542	$2,364,093

Cost of Revenue
Two Trees Distilling	$1,331,901	$917,458
RF Specialties	1,232,956	572,606
Total	$2,564,857	$1,490,064

Gross profit (loss)
Two Trees Distilling	$18,213	$407,365
RF Specialties	(368,528)	466,664
Total	$(350,315)	$874,029

Revenue. Revenue for the year ended December 31, 2025 was $2,214,542 compared to $2,364,093 for the year ended December 31, 2024. Revenue of $1,350,114 in 2025 is attributable to the Two Trees business, compared to $1,324,823 in 2024, and $864,428 of revenue in 2025 attributable to product and service income from RFS, compared to $1,039,270 in 2024. The $25,291 increase revenue in the Two Trees business was primarily attributable to increased WaaS revenue which contributed $222,300 of revenue during the current year, which was partially offset by a decline in brand sales of approximately $150,000 and a decrease in bulk sales of $70,000.

In February 2025, we executed contracts with two customers related to the lease of an aggregate of three SRAS that are expected to begin producing revenue to the Company in the second half of 2026. We began building the machines for these customers in early 2025, and we expect to drive significant growth in revenue and gross profit in our Two Trees Distilling business from this new revenue stream going forward.

The $174,842 decrease in revenue of our RFS business is primarily due to significant non-recurring service revenue from RF Specialties during the prior year ended, December 31, 2024, totaling $520,000, partially offset by revenue from milestones reached on the development and installation of the MSDS in the year ended December 31, 2025.

We expect our RFS business to complete full installation of the MSDS in the first half of 2026, and to expand the number of systems installed at lumber mills across the southeast United States throughout 2026.

Cost of Sales. Cost of sales for the year ended December 31, 2025 was $2,564,857 compared to $1,490,064 for the year ended December 31, 2024. Cost of sales for the Company’s Two Trees Distilling operations was $1,331,901 in 2025 compared to $917,458 in 2024, with the increase driven an inventory impairment of $140,067, cost of goods sold from sale of barrels of approximately $168,000, increased input costs for our brand products, and new costs associated with our WaaS revenue. The Company’s RF Specialties business incurred costs of sales of $1,232,956 in 2025 as compared to $572,606 in 2024, due to the costs associated with the MSDS contract ongoing since November 2024. Gross profit for the year ended December 31, 2024 benefitted significantly from one-time service revenue of $520,000 in the RF Specialties business.

Operating Expenses. The Company reported operating expenses of $3,386,049 consisting primarily of legal, accounting, payroll, and general business-related expenses for the year ended December 31, 2025 compared to $2,376,693 for the year ended December 31, 2024. The $1,067,256 increase in operating expenses was primarily attributable to increased salaries and wages from a full year of officer contracts compared to the year ended December 31, 2024. Selling, general and administrative expenses was $2,302,274 and $1,853,335 for the years ended December 31, 2025 and 2024, respectively, and included legal, accounting and audit fees related to our public company reporting obligations, including stock-based compensation of $639,885 and $71,938, respectively due to new equity awards to employees and consultants in the current year. Operating expenses included salary and wages expense of $763,929 and $175,827 for the years ended December 31, 2025 and 2024, respectively. Operating expenses included depreciation and amortization expense of $319,846 and $289,631 for the years ended December 31, 2025 and 2024, respectively, and a loss of $57,900 on disposal of assets to a related party for the year ended December 31, 2024.

Total Other Income/Expense. Total other expense was $61,626 for the year ended December 31, 2025 compared to the total other expense of $118,453 for the year ended December 31, 2024. The decrease was primarily due to a loss on note receivable impairment in the year ended December 31, 2024, partially offset by increased interest expense in the year ended December 31, 2025.

Liquidity and Capital Resources

We believe that if we do not raise additional capital over the next 12 months following the filing of this annual report, we may be required to suspend or cease the implementation of our business plans.

As of December 31, 2025 and 2024, our cash balance was $211,948 and $11,159, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date, the Company has incurred operating losses since inception of $6,158,495. At December 31, 2025, the Company had a working capital deficit of $1,255,017. Subsequent to December 31, 2025, the Company has raised an additional $450,000 in proceeds from the sale of common stock.

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

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the years ended December 31, 2025 and 2024, was $1,574,124 and $781,970. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used in Investing Activities. Net cash used in investing activities for the years ended December 31, 2025 and net cash provided by investing activities for the year ended December 31, 2024, was $872,247 and $6,990, respectively, related to purchases of equipment in developing larger in house SRAS unit to expand production capacity and the SRAS units for customers.

Cash Provided by Financing Activities. Net cash provided by financing activities for the years ended December 31, 2025 and 2024, was $2,647,160 and $685,008. Net cash provided by financing activities for the year ended December 31, 2025 consisted of $2,939,401 in proceeds from the sale of common stock, $150,000 in proceeds from related party notes payable, offset by repayments of notes payable to related parties and third parties of $105,500 and $336,741, respectively. Net cash provided by financing activities for the year ended December 31, 2024 consisted of $745,000 in proceeds from the sale of common stock, $155,500 in proceeds from related party notes payable, offset by repayments of notes payable to related parties and third parties of $32,500 and $182,982 respectively and repayments of preferred stock of $10.

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

The Company adopted this standard on a retrospective basis within our annual report for the year ended December 31, 2025, which resulted in additional disclosures in our segment financial information footnote, primarily related to significant segment expenses that are regularly provided to the CODM and included within our reported measure of segment profit or loss. Refer to note 14 for these additional disclosures.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped and deposits received related to its aging system contracts.

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has two reporting units. During the years ended December 31, 2025, and 2024, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the years ended December 31, 2025, and 2024, no impairment expense was recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

As of December 31, 2025 and 2024

and for the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MDwerks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MDwerks, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2025.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

The Woodlands, TX

March 31, 2026

PCAOB ID #2738

MDwerks, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$211,948	$11,159
Accounts receivable, net	43,489	109,142
Inventory	820,956	236,863
Prepaid expenses	90,659	17,000
Total Current Assets	1,167,052	374,164

Fixed assets, net	1,268,555	585,025
Intangible assets, net	502,382	558,784
Right-of-use asset	628,125	915,803
Goodwill	466,648	466,648
Other non-current assets	16,010	16,010
Total Assets	$4,048,772	$2,916,434

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,560,425	$822,111
Accounts payable related party	-	46,812
Notes payable	162,110	134,557
Notes payable – related party	117,500	123,000
Deferred revenue	457,178	226,066
Right-of-use liability, current portion	124,856	266,315
Total Current Liabilities	2,422,069	1,618,861
Notes payable, net of current portion	38,126	231,370
Notes payable, net of current portion, Related Party	50,000	-
Right-of use liability, net of current portion	536,253	695,175
Total Liabilities	3,046,448	2,545,406

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 and 8,957,500 were issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, of which 234,105,560 and 204,744,872 shares were issued and outstanding at December 31, 2025 and 2024, respectively	234,106	204,745
Additional paid in capital	6,911,713	2,511,788
Subscription payable	15,000	15,000
Accumulated deficit	(6,158,495)	(2,360,505)

Total Stockholders’ Equity (Deficit)	1,002,324	371,028

Total Liabilities and Stockholders’ Equity (Deficit)	$4,048,772	$2,916,434

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024

Revenues	$2,214,542	$2,364,093
Cost of revenues	2,564,857	1,490,064
Gross (loss) profit	(350,315)	874,029

Operating expenses:
Selling, general and administrative expenses	2,302,274	1,853,335
Salaries and wages	763,929	175,827
Depreciation and amortization expense	319,846	289,631
Loss on sale of assets, related party	-	57,900
Total operating expenses	3,386,049	2,376,693

Operating loss	(3,736,364)	(1,502,664)

Other income (expense):
Loss on impairment of note receivable	-	(97,533)
Other income	200	2,500
Interest expense, net	(61,826)	(23,420)
Total other income (expense)	(61,626)	(118,453)

Net loss	$(3,797,990)	$(1,621,117)

Net loss per common share – basic	$(0.02)	$(0.01)
Net loss per common share – diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic	221,362,425	201,542,775
Diluted	221,362,425	201,542,775

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2023	8,957,500	$8,958	198,724,868	$198,725	$1,691,922	$-	$(739,388)	$1,160,217
Common shares sold for cash	-	-	5,020,004	5,020	739,980		-	745,000
Common shares to be issued for royalty agreement	-	-	-	-	-	15,000	-	15,000
Redemption of Preferred Stock	(8,957,500)	(8,958)	-	-	8,948			(10)
Stock based compensation	-	-	1,000,000	1,000	70,938		-	71,938
Net loss	-	-	-	-	-		(1,621,117)	(1,621,117)
Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028
Common shares sold for cash	-	-	23,262,666	23,263	2,916,138	-	-	2,939,401
Common shares issued for inventory	-	-	5,000,000	5,000	8,45,000	-	-	850,000
Stock based compensation	-	-	1,098,022	1,098	638,787	-	-	639,885
Net loss	-	-	-	-	-		(3,797,990)	(3,797,990)
Balance December 31, 2025	-	$-	234,105,560	$234,106	$6,911,713	$15,000	$(6,158,495)	$1,002,324

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,797,990)	$(1,621,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,846	289,631
Gain/Loss on sale of assets	-	57,900
Loss on impairment of note receivable	-	97,533
Inventory Impairment	140,067	-
Stock-based compensation	639,885	71,938
Imputed interest	-	15,000
Allowance for credit losses	8,056	39,176
Changes in operating assets and liabilities:
Accounts receivable	57,597	(41,584)
Prepaid expense	97,391	(17,000)
Inventory	125,840	(35,656)
Right-of-use asset	287,678	189,349
Accounts payable	663,587	153,361
Accounts payable related party	(46,812)	46,812
Deferred revenue	231,112	173,287
Right-of-use liability	(300,381)	(200,600)
NET CASH USED IN OPERATING ACTIVITIES	(1,574,124)	(781,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(872,247)	(6,990)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(872,247)	(6,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	150,000	155,500
Redemption of preferred stock	-	(10)
Repayment of notes payable	(336,741)	(182,982)
Repayment of notes payable related party	(105,500)	(32,500)
Proceeds from sale of common stock	2,939,401	745,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,647,160	685,008

NET CHANGE IN CASH	200,789	(103,952)

CASH - BEGINNING OF YEAR	11,159	115,111

CASH - END OF PERIOD	$211,948	$11,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,959	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment acquired with notes payable	$-	$444,891
Insurance being financed with a note payable	$171,050	$-
Property and equipment additions in accounts payable	$74,427	$-
Common stock issued for acquisitions	$850,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MDwerks, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDwerks, Inc. (collectively “MDWerks” the “Company,” “we,” “us,” “our,” “it,” or “MDWK”), a Delaware corporation, is a technology company pioneering the development of innovative energy wave solutions for industrial and other commercial enterprises. Our expertise in radio wave technologies and microwave technologies has led to multiple breakthroughs with applications both industrial and commercial. Our patented energy wave technology introduces a revolutionary approach to industrial processes by specific molecular targeting, which can be applied at precise and multiple locations in a system in ways that conventional single point heat sources cannot, resulting in improved efficiency, higher quality, and reduced processing time. In December 2023, we completed the acquisition of RF Specialties, LLC (“RFS”) and Two Trees Beverage Co. and its subsidiaries (“Two Trees”).

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

RFS is an innovative company pushing the boundaries of sustainable Radio Frequency applications. For over 14 years, RF Specialties has addressed companies’ most pressing challenges by implementing automated Radio Frequency Technology in a sustainable way and reducing energy costs and increasing speed to market when compared to traditional methods. By bringing Radio Frequency applications to market RFS has successfully elevated a wide range of industries including structural engineering, food & beverage, and manufacturing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Two Trees Beverage Company, Prost Beverage Co, Radio Aged Beer LLC, RF Kettle Company LLC, Two Trees Distilling Company, RAS LLC, (collectively referred to as “Two Trees”) and RF Specialties, LLC. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had $211,948 cash equivalents at December 31, 2025 and $11,159 cash at December 31, 2024.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $43,489 net of $10,627 allowance for doubtful accounts as of December 31, 2025. The Company had an accounts receivable balance of $109,142 net of $26,710 allowance for doubtful accounts as of December 31, 2024. The Company recognized credit losses of $8,056 and $39,176 during the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had four customers that accounted for 35%, 23%, 14%, and 14% of total accounts receivable. As of December 31, 2024, the Company had two customers that accounted for 50% and 10% of total accounts receivable.

Prepaid Expenses and Other Assets - Prepaid expenses primarily consist of prepaid purchases, insurance, income tax refund receivable, and various other expenses. These amounts are recognized as an expense in the period the related service or benefit is received.

Inventory - Inventories primarily consist of bulk and bottled liquor and raw materials and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (“FIFO”) method. A portion of the Company’s finished goods inventory is held in warehouses located in several states that maintain control over the alcohol beverage distribution process until it is sold into the retail distribution channel within those states. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. During the year ended December 31, 2025 and 2024, the Company recognized an impairment of $140,067 and $0, respectively, related to certain barrel inventory with a market price below the Company’s carrying value.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has two reporting units. During the years ended December 31, 2025, and 2024, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the years ended December 31, 2025, and 2024, no impairment expense was recognized.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of December 31, 2025, the Company had $457,158 in unsatisfied performance obligations that it expects to satisfy over the next 12 months, with $368,754 related to its liquor business and $88,425 related to RFS. As of December 31, 2024, the Company had $226,066 in unsatisfied performance obligations.

For the year ended December 31, 2025, two of the Company’s customer accounted for 26% and 10% of total revenue, with the customers being in the RF Specialties business and Two Trees Distilling, respectively. For the year ended December 31, 2024, the Company has one customer in its RFS business who accounted for 25% of total revenue.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2025 and December 31, 2024. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations, and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2025 and December 31, 2024.

Loss Per Share -Earnings per share is computed based on the weighted average number of common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended December 31, 2025 and December 31, 2024, there were no options, warrants or derivative securities outstanding.

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

The carrying values of the Company’s accounts payable and accrued liabilities, advances payable, and convertible notes payable, approximate their fair value due to their short-term nature. The Company has no assets or liabilities measured at fair value on a recurring basis. The Company’s goodwill and intangible assets were valued using level 3 inputs at the time of acquisition.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $32,423 and $32,127 for the years ended December 31, 2025, and 2024, respectively, included in general and administrative expenses.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had a net loss of $3,797,990 and an accumulated deficit of $6,158,495 as of and for the year ended December 31, 2025. Although management believes that it will be able to successfully execute its business strategy, which includes third party financing and the raising of capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

In November 202, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

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

Inventories consisted of the following as of December 31:

	2025	2024
Raw materials and packaging	$832,285	$38,189
Finished goods	124,295	198,674
Inventory allowance	(135,624)	-
Total inventories	$820,956	$236,863

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

During the year ended December 31, 2025, the Company recognized an impairment of $140,067 related to barrel inventory with a market price below the Company’s carrying value.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following as of December 31:

	2025	2024
Machinery and equipment	$647,369	$552,905
Furniture and office equipment	262,890	253,851
Buildings	10,497	10,497
Construction in process	843,471	-
Total Property and equipment	1,764,227	780,603
Less accumulated depreciation	(495,672)	(232,228)
Total property and equipment, net	$1,268,555	$585,025

Depreciation expense totaled $263,444 and $233,254 for the years ended December 31, 2025, and 2024, respectively.

Two Trees entered into two contracts with two spirit companies for the deployment and license of our proprietary Spirits Rapid Aging System (“SRAS”). The first contract is for the building and deployment of SRAS at the customer’s facilities within the next three months, with the potential for additional SRAS deployments in the next 12 months. The second contract is for the building and deployment of SRAS at the customer’s facilities within the next six to nine months, with the potential for additional SRAS deployments in the next 12 months. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. The Company is constructing the machines which it expects to be deployed by the end of the second quarter of fiscal year ended December 31, 2026.

On August 25, 2023, the Company entered an asset purchase agreement with an unrelated company, Dream Workz Automotive LLC, a Colorado limited liability company (“Dream Workz”). Pursuant to this agreement, the Company sold certain tangible manufacturing assets to Dream Workz for a purchase price of $195,000 (the “Purchase Price”). The Purchase Price was paid in a combination of cash in the amount of $100,000 and a promissory note in the amount of $95,000 (the “Note”). The Note is unsecured and bears interest at the rate of 8% per annum commencing as of August 25, 2023. The Note matured on August 25, 2029 and is due in full at maturity. During the year ended December 31, 2024, the Company recognized a loss on impairment of the note receivable and accrued interest totaling $97,533.

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

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The Exchange Agreement requires monthly payments through March 2027.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following as of December 31:

	2025	2024
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(117,118)	(60,716)
Total intangible assets, net	$502,382	$558,784

Total amortization expense for the years ended December 31, 2025 and 2024 was $56,402 and $60,716, respectively. The Company expects to recognize amortization expense of $56,432 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of December 31, 2025 and December 31, 2024, the royalty payable balance was $135,872 and $170,274, respectively, including remaining amounts from the amended initial fee, and is included in accounts payable on the Company’s consolidated balance sheet.

NOTE 6 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Notes Payable	Origination Date	Interest Rate	Balance as of December 31, 2025	Balance as of December 31, 2024
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$178,652	$344,344
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Advances Payable – Related parties	Various	10.00%-12.00%	167,500	123,000
Total notes payable			367,736	$488,928
Less current portion			(279,610)	(257,557)
Total long term			$88,126	$231,370

The following is a summary of the future minimum payments of loans payable:

12 months ending:
December 31, 2026	$279,610
December 31, 2027	88,126
December 31, 2028	-
December 31, 2029	-
$367,736

During the year ended December 31, 2020, the Company entered into a termination agreement and agreed to pay the sum of $50,000, pursuant to the agreement. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. During the year ended December 31, 2023, the Company made a payment of $10,000. The balance as of December 31, 2025 and 2024, was $21,584.

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

On January 31, 2024, the Company received assets under the second purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The agreement requires monthly payments through March 2027. As of December 31, 2025 and 2024, the Company owed $178,652 and $344,344 under the notes payable, respectively.

During the year ended December 31, 2025, the Company received a total of $150,000 in proceeds from shareholders. The loans included interest of 10% and $105,500 was repaid during the year ended December 31,2025. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of December 31, 2025 and December 31, 2024, the balance owed on the advances from shareholders was $167,500 and $123,000, respectively.

In March 2025, the Company entered into an insurance policy financing arrangement. The total principal was $171,050 with an interest rate of 10.95% and monthly payments of $14,542 due through January 2026. As of December 31, 2025, the remaining balance was $0.

The Company recognized interest expense of $61,826 and $23,420 during the years ended December 31, 2025 and 2024, respectively on all debt instruments. Accrued interest on all notes payable as of December 31, 2025 2024, was $30,355 and $7,637, respectively

NOTE 7 - CAPITAL STOCK

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

On November 7, 2024, the Company agreed to purchased 8,957,500 shares of Series A Convertible Preferred Stock, representing all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At December 31, 2025 and 2024, there were 0 shares of Series A Convertible Preferred Stock issued and outstanding.

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

During the year ended December 31, 2025, the Company sold a total of 23,262,666 shares of common stock to accredited investors for total cash proceeds of $2,939,401.

During the year ended December 31, 2025, the Company issued a total of 1,098,022 shares of common stock to officers and directors for services under the employment agreements discussed in Note 10. The Company recorded stock-based compensation of $141,674 under the employment and Independent Director agreements, based on the common stock prices ranging from $0.10 to $0.16 on the respective grant dates. See Note 10. In February 2026,the Company also issued 171,150 shares of common stock to the two directors pursuant to their director agreements for the fourth quarter of 2025.

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

During the year ended December 31, 2024, the Company issued a total of 5,020,004 shares of common stock to accredited investors for total cash proceeds of $745,000.

During the year ended December 31, 2024, the Company issued a total of 1,000,000 shares of common stock to officers and directors for services under the employment agreements discussed in Note 10. The Company recorded stock-based compensation of $71,938 under the employment and Independent Director agreements, based on the common stock prices ranging from $0.10 to $0.16 on the respective grant dates. Also in 2024, as part of the license agreement disclosed in Note 11, the Company agreed to issue 300,000 restricted shares of common stock with a fair value of $15,000 based on the fair value of the Company’s stock at the grant date. The shares have not been issued to date, and the fair value is included in subscriptions payable on the Company’s consolidated balance sheet

At December 31, 2025 and 2024, there were 234,105,560 and 204,744,872 shares issued and outstanding, respectively.

Warrants

During the year ended December 31, 2023, the Company issued warrants in connection with the sale of common stock to investors. The following table represents warrant activity during the years ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2023	17,262,656	1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at December 31, 2024	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at December 31, 2025	17,262,656	$1.50
Exercisable at December 31, 2025	17,262,656	$1.50

The warrants had a weighted average remaining life of 2.65 years and no intrinsic value as of December 31, 2025.

Stock options

During the year ended December 31, 2023, in connection with the acquisition of Two Trees, the Company issued common stock options to purchase the Company’s common stock to employees of Two Trees in replacement of their previously outstanding stock options of Two Trees. The following is a summary of activity of outstanding stock options during the year ended December 31, 2025:

		Weighted
		Average
	Number	Exercise
	of Options	Prices

Balance, December 31, 2024	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, December 31, 2024	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, December 31, 2025	4,650,685	$0.36
Exercisable, December 31, 2025	4,650,685	$0.36

The options had a weighted average remaining life of 7.94 years and no intrinsic value as of December 31, 2025.

Stock Appreciation Rights

On July 15, 2025, the Company awarded a total of 2,180,000 Stock Appreciation Rights (‘SARs”) to the Company’s common stock to the employees under the 2025 Plan at an exercise price of $0.22 per share, vesting immediately, with a 10 year exercise period. The Company has the sole discretion to settle the SARs in shares or cash. The Company will issue shares when exercised based on the difference between the fair value on the exercise date and the exercise price of $0.22. The SARs are classified as equity instruments in accordance with ASC 718.

The aggregate estimated value using the Black-Scholes Pricing Model, based on an expected term of 3.75 years, a weighted average volatility rate of 175%, a weighted average risk-free interest rate of 4.16%, and a weighted average call option value of $0.22, was $483,039, which was recognized stock-based compensation related to the SARs.

The following is a summary of activity of outstanding SARs during the year ended December 31, 2025:

		Weighted Average
	Number of SARs	Exercise Prices
Balance, December 31, 2024	-	$-
Granted	2,180,000	0.22
Cancelled	-	-
Balance, December 31, 2025	2,180,000	$0.22
Exercisable, December 31, 2025	2,180,000	$0.22

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. The Company incurred fees and commissions of $6,156 and $16,125 during the years ended December 31, 2025 and 2024, respectively, and owed the broker $0 and $5,625 as of December 31, 2025 and 2024.

In August 2024, the Company entered into an affiliate agreement with an independent contractor, whereby the Company agreed to pay the contractor a commission of 5% of gross revenue related to any SRAS system sales or sales from aging services performed by the Company through customers introduced by the contractor. The agreement has a term of 10 years, and provides the contractor with exclusivity rights to provide its services to the Company. During the year ended December 31, 2025 and 2024, the Company incurred commissions of $11,150 and owed $11,150 and $0 as of December 31, 2025 and 2024, respectively.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2024, the Company issued a total of 500,000 shares to Mr. Laker, valued at $49,000, based on the common stock price at the date of grant. The Company recognized expense of $12,250 for these awards during the years ended December 31, 2025 and 2024, respectively. and expects to recognize an additional $36,750 through the end of the vesting period in 2026. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the year ended December 31, 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the year ended December 31, 2025, the Company issued a total of 500,000 shares to Mr. Cassidy, valued at $49,000 based the common stock price at the date of grant. The Company recognized stock based compensation expense of $12,250 for these awards and expects to recognize an additional $36,750 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the year ended December 31, 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

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

During the year ended December 31, 2025, the Company issued 171,429 shares related to awards earned in 2024 and issued 152,582 shares During the year ended December 31, 2025. The Company recognized total stock-based compensation expense of $46,112 based on the closing stock price at each quarter end During the year ended December 31, 2025 related to these awards. Furthermore, the Company is to issue an additional 85,575 shares of common stock, which were issued in February 2026.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and additional quarterly shares worth $10,000, with shares divided by a VWAP schedule. During the year ended December 31, 2025, the Company issued 171,429 shares related to awards earned in 2024 and issued 152,582 shares During the year ended December 31, 2025. The Company recognized total stock-based compensation expense of $46,112 based on the closing stock price at each quarter end During the year ended December 31, 2025 related to these awards. Furthermore, the Company is to issue an additional 85,575 shares of common stock, which were issued in February 2026.

On December 11, 2024, the Company and a consultant entered into an independent contractor agreement whereby the consultant shall serve as Senior Director of Revenue of the Company on a month to month basis, which can be terminated by either party with 30 days notice. As compensation for his services, the consultant will receive 20,000 shares of stock per month. During the period ended December, 2025, the Company issued to the consultant a total of 100,000 shares with a fair value of $20,450, based on the common stock prices at the end of each month.

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

Upon execution of the agreement, the Company issued 150,000 shares of common stock to Mr. Stephens with a fair value of $27,000, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. The Company recognized expense of $9,000 for these awards during the year ended December 31, 2025 and expects to recognize an additional $18,000 through the end of the vesting period. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $101,250. The Company recognized no expense during the year ended December 31, 2025 related to these awards as vesting was not deemed probable.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 monthly vesting from January 1, 2026 through December 31, 2027. The shares were valued at $60,000 based on the common stock price at the date of grant. The Company recognized expense of $20,000 during the year ended December 31, 2025 and expects to recognize an additional $40,000 through the end of the vesting period. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $225,000. The Company recognized no expense during the year ended December 31, 2025 related to these awards as vesting was not deemed probable.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2025, the Company received a total of $150,000 in loan proceeds from shareholders and repaid $105,500 of principal and $6,276 of accrued interest. The advances are unsecured, due on demand and have stated interests ranging from 10% to 12% per annum. As of December 31,2025 and December 31, 2024, the balance owed on the advances from shareholders was $167,500 and $123,000, respectively, including $17,500 and $23,000, respectively with companies in which the Company’s Executive Chairman is a principal.

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

As of December 31, 2025 and 2024, the Company owed a total of $6,355 and $36,738, respectively to an entity controlled by the Company’s Chairman, and $0 and $10,074, respectively, to Mr. Mort related to expense reimbursements.

NOTE 10 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 8.4% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2025, the amount of right-of-use assets and lease liabilities were $628,125 and $661,109, respectively. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $915,803 and $961,490, respectively. Aggregate lease expense for the years ended December 31, 2025, and 2024 was $293,779 and $342,316, respectively.

The following table provides the maturities of lease liabilities at December 31, 2025:

	Operating Lease	Remaining Term in Years
2026	187,336
2027	167,288
2028	172,132
2029	177,339
2030	92,799
thereafter	-
Total lease payments	796,894
Less: imputed interest	(135,785)
Present value of lease liability	661,109	4.34

In January 2026, the Company renewed its lease for its Two Trees Distilling facility for an additional three years through February 2029.

NOTE 11 – INCOME TAXES

For the period from inception through December 31, 2025, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2025, the Company had approximately $5,209,000 of federal net operating losses. Under the Tax Cuts and Jobs Act of 2017, the net operating loss carry forwards can be carried forward indefinitely, however the deductions are limited to 80% of taxable income.

The effective income tax rate for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Federal statutory income tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net deferred tax assets before valuation allowance	$1,094,000	$481,000
Less: Valuation allowance	(1,094,000)	(481,000)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2025 and 2024, respectively.

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

Significant segment expenses and assets information is as follows:

	For the Years ended December 31,
	2025	2024

Revenue
Two Trees Distilling	$1,350,114	$1,324,823
RF Specialties	864,428	1,039,270
Total	$2,214,542	$2,364,093

Cost of Sales
Two Trees Distilling	$1,331,901	$917,458
RF Specialties	1,232,956	572,606
Total	$2,564,857	$1,490,064

Gross profit
Two Trees Distilling	$18,213	$407,365
RF Specialties	(368,528)	466,664
Total	$(350,315)	$874,029

General & Administrative Expense
Two Trees Distilling	$459,058	$697,372
RF Specialties	200,748	228,187
Corporate	1,642,468	927,776
Total	$2,302,274	$1,853,335

Salary and Wages
Two Trees Distilling	$16,148	$64,590
RF Specialties	-	-
Corporate	747,781	111,237
Total	$763,929	$175,827

Depreciation and Amortization Expense
Two Trees Distilling	$119,149	$97,359
RF Specialties	188,125	179,669
Corporate	12,572	12,603
Total	$319,846	$289,631

Net loss from operations
Two Trees Distilling	$(576,142)	$(451,956)
RF Specialties	(757,401)	908
Corporate	(2,402,821)	(1,051,616)
Total	$(3,736,364)	$(1,502,664)

Assets
Two Trees Distilling	$1,958,962	$1,501,686
RF Specialties	1,946,177	1,337,848
Corporate	143,633	76,900
Total	$4,048,772	$2,916,434

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2025, on January 7, 2026, the Company sold 1,333,333 shares of common stock in exchange for cash proceeds of $200,000. The Company also received $250,000 for the subscription of an additional 2,500,000 shares not yet issued.

On February23, 2026, the Company issued 85,575 shares each to Mr. Brocopp and Mr. Blackstone pursuant to their director agreements.

Appointment of Roy Milner as Independent Director

On February 11, 2026, the Board of Directors appointed Roy Milner (“Mr. Milner”) to serve as an independent director of the Company, as defined under the applicable SEC rules and Nasdaq listing standards. On February 10, 2026, Mr. Milner and the Company entered into an Independent Director Agreement, with the following summarized terms:

Mr. Milner shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Milner’s employment commenced on February 10, 2026, and continues for a term of three (3) years.

Compensation that Mr. Milner will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Milner 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and a grant each calendar quarter of $10,000 in shares of Common Stock with shares divided by a VWAP schedule.

The Company shall reimburse Mr. Milner for all reasonable out-of-pocket expenses incurred in the ordinary course of the Director’s business, with out-of-pocket expenses of the Director in excess of $500 subject to preapproval in advance by the Company.

Mr. Milner is bound by certain confidentiality covenants with the Company. And has made certain representations and warranties customary to directors. According to the terms of the Independent Director Agreement, Mr. Blackstone shall relinquish all ownership to the Company, of work product related to his position with the Company, including any intellectual and proprietary rights of work product resulting from his position as director.

Resignation of Edward D. Kratovil from the Board of Directors

On February 14, 2026, Edward D. Kratovil, a member of the Board of Directors, notified the Company of his intention to retire from the Board of Directors effective immediately due to health-related reasons. Mr. Kratovil did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

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

In connection with this annual report, as required by Rule 13a-15(d) and 15d-15(e) under the Exchange Act, we have carried out an evaluation, as of December 31, 2025, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2025 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Management’s Annual Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2025, our controls over our financial reporting were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) lack of formalized policy and procedures around related party transactions; and (5) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified in connection with the audit of our financial statements as of December 31, 2025 and communicated the matters to our management.

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

The Company’s management concluded that in light of the errors mentioned above, a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2025, and the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

We are committed to improving our financial organization. The Company intends to establish an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. We will also prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company’s quarterly period ended December 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

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

The following table sets forth the names, positions and ages of our current directors and executive officers.

Name	Position	Age	Term of Office
Richard Blackstone *	Director	65	Appointed December 3, 2024
Timothy Brocopp *	Director	53	Appointed November 18, 2024
James P Cassidy	Executive Chairman of the Board of Directors	63	Appointed December 8, 2023
Roy Milner	Director	54	Appointed February 11, 2026
Steven C. Laker	Chief Executive Officer and Director	47	Appointed July 21, 2022
David Stephens **	Chief Financial Officer	42	Appointed March 1, 2025

* The Board determined each of Messrs. Brocopp, Blackstone and Milner to be an “independent director” under Nasdaq listing standards as discussed in detail below under “Director Independence”.

On February 14, 2026, Edward D. Kratovil, notified the Company of his intention to retire from the Board of Directors effective immediately due to health-related reasons. Mr. Kratovil did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

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

Edward D. Kratovil was appointed to the Board of Directors on December 8, 2023. Since April 2009 he has been a corporate crisis management consultant for companies engaged in sales of tobacco, nicotine products, and vapor devices. In 2009, Mr. Kratovil retired as a Senior Vice President from UST Inc (sold to Altria in 2008) where he had been employed since 1985. UST Inc produced and marketed smokeless tobacco products and wine, sparkling wine, and cigars under brand names such as Chateau Ste. Michelle, Columbia Crest , Don Tomas Cigars. Mr. Kratovil previously was the Director of Government Relations for American Can Company, served for three years as Chairman of the Connecticut Gaming Policy Board, spent seven years on the Board of the Congressional Sportsmen’s Foundation and received a Bachelor of Arts with a major in Political Science from Southampton College of Long Island University. Mr. Kratovil notified the Company on February 14, 2026 of his resignation from the Board of Directors.

Roy Milner has been a member of our Board since February 11, 2026. Roy Milner is a sales and marketing professional who has built a reputation for operational excellence, strong leadership, and results-oriented management. Over the past 35 years, he has worked in a variety of environments, from entrepreneurial start-up ventures, to consulting and advisory roles, to multi-national corporations. He has founded multiple ventures and continues to deliver strategy and operational expertise to many of these companies and brands. Mr Milner is currently a partner in Cask Catalyst, a premium beverage-alcohol brand consulting and investment firm since 2020, and was a founding partner of Blackberry Farm Brewery from 2010 until its acquisition by Oldham Hospitality in 2023. In 2024, Mr Milner co-founded The Difference Business Bourbon® and in 2025 he co-founded Nighthawks Bourbon. He is a co-founder of Art of Alchemy Spirits since 2024, and has been a partner of Launch Hospitality, a full service, boutique hospitality consulting and investment firm, since 2023. Mr. Milner received a Bachelor of Business Administration from the University of Tennessee.

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

David Stephens was appointed to the position of Chief Financial Officer of the Company effective March 1, 2025. Mr. Stephens, has served as the Director of Accounting with Fresh Notion Financial Services (“Fresh Notion”) leading a team of accountants in the provision of consulting, accounting, and financial reporting services, and continues on in his role with Fresh Notions, which serves as a contractor to the Company. Mr. Stephens has more than 19 years of financial reporting and auditing experience with public companies, and previously worked at Nexeo Solutions, a $4 billion chemicals and plastics distribution Company from October 2012 to December 2018, serving as the Manager of Financial Reporting and Technical Accounting Manager prior to Nexeo’s acquisition by its largest competitor. Mr. Stephens is a graduate of the University of Houston where he earned his Bachelor of Business Administration degree in Accounting and Masters of Science degree in Accounting. Mr. Stephens is a Certified Public Accountant in Texas.

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

Director Independence

Our Board currently consists of five members. Three of our current Board members and director nominees are “independent” as determined under listing standards of the Nasdaq Capital Market (“Nasdaq”).

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

ITEM 11. EXECUTIVE COMPENSATION

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The following disclosure concerns the compensation arrangements of our current named executive officers for the fiscal years ended December 31, 2025 and 2024.

The following table summarizes all compensation recorded by us in the past two fiscal years for:

● our principal executive officer or other individual acting in a similar capacity during the fiscal year ended December 31, 2025 and 2024,

● our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2025 and 2024, and

● up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2025 and 2024.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	Option Awards	Non-equity Incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Steven C. Laker (1)	2025	180,000	54,000		-	-	-	-	234,000
Chief Executive Officer	2024	90,000	-	43,000	-	-	-	-	139,000

David Stephens (2)	2025	100,000	36,000	27,000	-	-	-	-	163,000
Chief Financial Officer	2024	-	-		-	-	-	-	-

(1)	As of December 31, 2025, the Company owed Mr. Laker a total of $149,000 of accrued salary and bonus.
(2)	As of December 31, 2025, the Company owed Mr. Stephens a total of $36,000 in accrued bonus.
(3)	The fair value of the stock awards to Mr. Cassidy, were estimated under FASB ASC 718 based upon the closing price of the Company’s common stock at the grant date of the awards and includes awards with time-based vesting and performance-based vesting conditions. Stock awards for the year ended December 31, 2025 for Mr. Stephens excludes performance-based awards with a grant date fair value under ASC 718 of $101,250 as the outcome of vesting in those awards was not considered probable. Stock awards for the year ended December 31, 2024 for Mr. Laker excludes performance-based awards with a grant date fair value under ASC 718 of $294,000 as the outcome of vesting in those awards was not considered probable.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Steven C. Laker	-	-	-	$-	N/A	3,375,000	$506,250	-	$-
David Stephens	-	-	-	$-	N/A	662,500	$99,375	-	$-

The market value of unvested stock awards is based on the closing price of the Company’s common stock as of December 31, 2025, $0.15 per share.

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

Employment Agreement with Richard Blackstone

On December 3, 2024, Mr. Blackstone and the Company entered into an Independent Director Agreement, commencing on December 3, for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, , and an additional equity grant each calendar quarter, with the number of shares determined with $10,000 shares divided by a VWAP schedule as of the end of each quarter.

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

Employment Agreement with Roy Milner

On February 10, 2026, Mr. Milner and the Company entered into an Independent Director Agreement, commencing on February 10, 2026, for a term of three (3) years. Compensation that Mr. Milner will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Milner 100,000 shares of common stock, par value $0.001 per share, of the Company, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and grant each calendar quarter of $10,000 in shares of Common Stock with shares divided by a VWAP schedule.

Equity Award Plans

On June 23, 2025, the Company adopted the MDwerks, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), which was filed on Form S-8 on July 15, 2025, pursuant to which the Company initially reserved and made available for future issuance under the 2025 Plan 10,000,000 shares of common stock in the form of various incentive awards. Through December 31, 2025, the Company awarded an aggregate of 2,180,000 of stock appreciation rights to employees and consultants pursuant to the 2025 Plan.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Cassidy	$234,000	$-	$-	$-	$234,000
Richard Blackstone	20,000	46,112	-	-	66,112
Timothy Brocopp	20,000	46,112	-	-	66,112
Total:	$274,000	$92,224	$-	$-	$366,224

As of December 31, 2025, the Company owed Mr. Cassidy $239,000 in accrued salary and bonus. All Director cash compensation earned in 2025 and 2024 were not yet paid as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of December 31, 2024 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The following table sets forth information regarding the number of shares of Common Stock and Series A Preferred Stock beneficially owned as of the date of this Annual Report, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group: On December 31, 2025 we had 234,105,560 shares of common stock issued and outstanding and no shares of Series A Preferred Stock issued and outstanding.

	Common Stock
Name, Position and Address of Beneficial Owner	No. Beneficially Owned	% of Common Stock(1)	% of Voting Capital Stock
Richard Blackstone	824,011	* %	v %
Timothy Brocopp	2,990,677	1.28%	1.39%
James P Cassidy	1,000,000	* %	* %
Roy Milner	-	-	-
Steven C. Laker	1,550,000	* %	* %
David Stephens	150,000	* %	%
All directors and officers as a group	6,514,688	2.78%	2.96%

Five Percent or Greater Shareholders
Keith Mort (2)	24,123,181	10.3%	10.3%
Brian Plotkin (3), (4)	14,500,802	6.09%	6.09%
Infinity Holdings Group (3)	13,542,506	5.78%	5.78%
Chad Slagle(4)	12,716,725	5.43%	5.43%

*	Indicates beneficial ownership of less than 1% of the outstanding common stock.
(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on December 31, 2025, there were 234,105,560 shares of our common stock outstanding and 0 shares of Series A Preferred Stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2025. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.
(2)	Mr. Mort is located in Fletcher, NC.
(3)	Includes 10,542,506 shares owned by Infinity Holdings Group, Inc. and 3,000,000 shares held by Infinity Holdings Capital Inc., entities controlled by Brian Plotkin. Infinity Holdings Group, Inc. and Infinity Holdings Capital Inc. are located in Croton on Hudson, NY.
(4)	Mr. Plotkin is co-trustee of Starfish Irrevocable Trust I which holds 7,000,000 shares, and co-trustee of Starfish Irrevocable Trust II which holds 7,000,000 shares and are located in Briarcliff Manor, New York. Also includes 261,471 shares held by Mr. Plotkin, and 239,331 shares held by Steel Style Sales, Inc., located in Croton on Hudson, NY.
(5)	Mr. Slagle is located in Black Mountain, NC

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

During the years ended December 31, 2025 and 2024, the Company received a total of $150,000 and $155,500 in proceeds from shareholders, respectively, and repaid $105,500 and $32,500 in principal and $6,276 and $0 in interest, respectively. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of December 31, 2025, the balance owed on the advances from shareholders was $167,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by M&K CPAs LLC, our independent registered public accounting firm for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$140,290	$121,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$140,290	$121,400

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2025 and 2024 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Document Description
2.1	Merger Agreement, dated February 13, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023)
2.2	Amendment No. 1 to Merger Agreement, dated February 16, 2023, by and among MDwerks, Inc., MD-TT Merger Sub, Inc. and Two Trees Beverage Co. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2023)
3.1	Amended and Restated Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.2	Amended and Restated Bylaws of the registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
3.3	Certificate of Elimination of the registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
4.1	Description of securities.*
10.1	Exchange Agreement, dated as of January 19, 2023, by and among the registrant, RF Specialties LLC and Keith A. Mort (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023).
10.2	Executive Employment Agreement dated November 7, 2024 by and between MDwerks, Inc. and Steven Laker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on November 12, 2024).
10.3	Executive Employment Agreement dated November 7, 2024, by and between MDwerks, Inc. and James Cassidy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on November 12, 2024).
10.4	Independent Director Agreement, dated December 3, 2024, by and between MDwerks, Inc. and Richard Blackstone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 6, 2024).
10.5	Independent Director Agreement, dated November 18, 2024, by and between MDwerks, Inc. and Timothy Brocopp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on November 19, 2024).
10.6	Executive Employment Agreement, dated March 1, 2025, by and between MDwerks, Inc. and David Stephens (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on March 10, 2025).
10.7	MDwerks, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (file No. 333-288703) filed by the Company with the SEC on July 15, 2025).
19.1	Insider trading policy of the registrant.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *
32.1	Certification of Principal Executive Officer and Principal Accounting Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDwerks, Inc.

Dated: March 31, 2026	By:	/s/ Steven C. Laker
Steve Laker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven C. Laker	Chief Executive Officer and Director (principal executive officer)	March 31, 2026
Steven C. Laker

/s/ David Stephens	Chief Financial Officer (principal financial officer)	March 31, 2026
David Stephens

/s/ James P. Cassidy	Executive Chairman, Director	March 31, 2026
James P. Cassidy

/s/ Roy Milner	Director	March 31, 2026
Roy Milner

/s/ Timothy Brocopp	Director	March 31, 2026
Timothy Brocopp

/s/ Richard Blackstone	Director	March 31, 2026
Richard Blackstone

