Form 10-Q
period 2026-03-31
MDWerks, Inc.
filed 2026-05-15
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the Company has 235,710,043 shares of common stock issued and outstanding.

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

3

Index to Financial Statements

As of March 31, 2026

and for the Three Months Ended March 31, 2026 and 2025

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash	$95,754	$211,948
Accounts receivable, net	24,947	43,489
Inventory	679,582	820,956
Prepaid expenses	165,127	90,659
Total Current Assets	965,410	1,167,052

Fixed assets, net	1,259,054	1,268,555
Intangible assets, net	488,281	502,382
Right-of-use asset	976,100	628,125
Goodwill	466,648	466,648
Other non-current assets	16,010	16,010
Total Assets	$4,171,503	$4,048,772

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,558,217	$1,560,425
Accounts payable – related party	-	-
Notes payable	309,341	162,110
Notes payable – related party	167,500	117,500
Deferred revenue	478,019	457,178
Right-of-use liability, current portion	235,234	124,856
Total Current Liabilities	2,748,311	2,422,069
Notes payable – related party, net of current portion	-	38,126
Notes payable, net of current portion	-	50,000
Right-of use liability, net of current portion	773,009	536,253
Total Liabilities	3,521,320	3,046,448

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 were issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, of which 235,710,043 and 234,105,560 shares were issued and outstanding at March 31, 2026 and December 31, 2025, respectively	235,710	234,106
Additional paid in capital	7,155,000	6,911,713
Subscription payable	265,000	15,000
Accumulated deficit	(7,005,527)	(6,158,495)

Total Stockholders’ Equity (Deficit)	650,183	1,002,324

Total Liabilities and Stockholders’ Equity (Deficit)	$4,171,503	$4,048,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues	$434,087	$513,930
Cost of revenues	570,350	381,398
Gross profit	(136,263)	132,532

Operating expenses:
Selling, general and administrative expenses	487,894	583,905
Salaries and wages	146,054	93,809
Depreciation expense	67,601	72,607
Total operating expenses	701,549	750,321

Operating loss	(837,812)	(617,789)

Other income (expense):
Gain (loss) on sale of assets	-	-
Other income	-	200
Interest expense, net	(9,220)	(11,765)
Total other income (expense)	(9,220)	(11,565

Net loss	$(847,032)	$(629,354)

Net loss per common share – basic	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	235,456,983	210,632,031
Diluted	235,456,983	210,632,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028

Common shares sold for cash	-	-	9,493,332	9,493	1,414,507	160,000	-	1,584,000
Common shares issued for inventory	-	-	5,000,000	5,000	845,000	-	-	850,000
Stock based compensation	-	-	692,858	693	51,379	14,250	-	66,322
Net loss	-	-	-	-	-	-	(629,354)	(629,354)
Balance March 31, 2025	-	$-	219,931,062	$219,931	$4,822,674	$189,250	$(2,989,859)	$2,241,996

Balance December 31, 2025	-	$-	234,105,560	$234,106	$6,911,713	$15,000	$(6,158,495)	$1,002,324
Common shares sold for cash	-	-	1,333,333	1,333	198,667	250,000	-	450,000
Stock based compensation	-	-	271,150	271	44,620	-	-	44,891
Net loss	-	-	-	-	-	-	(847,032)	(847,032)
Balance March 31, 2026	-	$-	235,710,043	$235,710	$7,155,000	$265,000	$(7,005,527)	$650,183

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(847,032)	$(629,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,601	72,607
Stock-based compensation	44,891	66,322
Inventory impairment	28,988	-
Allowance for credit losses	(8,148)	11,715
Changes in operating assets and liabilities:
Accounts receivable	26,690	2,365
Prepaid expense	73,505	18,490
Inventory	112,386	(17,537)
Right-of-use asset	102,891	60,686
Accounts payable	16,701	37,030
Accounts payable – related	-	(46,812)
Deferred revenue	20,841	83,216
Right-of-use liability	(103,732)	(80,044)
NET CASH USED IN OPERATING ACTIVITIES	(464,418)	(421,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(62,907)	(604,377)
NET CASH USED IN INVESTING ACTIVITIES	(62,907)	(604,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes payable	-	150,000
Repayment of related party notes payable	-	(55,500)
Repayment of notes payable	(38,869)	(70,791)
Proceeds from subscription agreements	450,000	1,584,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	411,131	1,607,709

NET CHANGE IN CASH	(116,194)	582,016

CASH - BEGINNING OF YEAR	211,948	11,159

CASH - END OF PERIOD	$95,754	$593,175

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,250	$276
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Right of use asset, operating lease	$450,866	$-
Common stock issued for inventory	$-	$850,000
Insurance premium financed with a note payable	$147,973	$171,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE BUSINESS

MDwerks, Inc. (the “Company”), a Delaware corporation, was focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status. The Company has two lines of business as outlined below from acquisitions completed in 2023.

Two Trees Beverage Co. (“Two Trees”) produces a variety of aged alcoholic beverages using an innovative rapid-aging system. This scalable technology results in all-natural, high-quality products, efficiently produced, with a reduced environmental impact. Our products are nearly indistinguishable from those that are traditionally aged. Two Trees created a proprietary process that mirrors and accelerates the natural aging process that occurs when alcohol is aged in wooden barrels over time. The true art of our craft spirits lives within the balance between the grain selection, local water, and the full-bodied flavors from our toasted wood chip varieties. Our wood chips are selected to pair with specific grains and toasted to just the right char, bringing rich flavor profiles to life with a hint of smoke.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC.

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2025.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $24,947 net of $1,976 allowance for doubtful accounts as of March 31, 2026. The Company had an accounts receivable balance of $43,489 net of $10,627 allowance for doubtful accounts as of December 31, 2025. The Company had credit losses (recoveries) of $(8,148) and $11,715 during the three months ended March 31, 2026 and 2025, respectively. As of and for the three months ended March 31, 2026, the Company had three customers that accounted for 30%, 28% and 16% of total accounts receivable. As of December 31, 2025, the Company had four customers that accounted for 35%, 23%, 14%, and 14% of total accounts receivable.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $847,032 for the three months ended March 31, 2026 and an accumulated deficit of $7,005,527 as of March 31, 2026 Although management believes that it will be able to successfully execute its business plans, which includes third party financing and raising capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to liquor sales not yet shipped. As of March 31, 2026 and December 31, 2025, the Company had $478,019 and $457,158, respectively, in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the three months ended March 31, 2026, the Company’s revenue consisted of liquor sales from the Two Trees and RF Specialties and labor costs related to the product and service income resulting from the RF Specialties and Two Trees Distilling.

For the three months ended March 31, 2026, the Company had one customer who accounted for 16% of total revenue.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three months ended March 31, 2026, and 2025, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three months ended March 31, 2026, and 2025, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $8,382 and $7,232 for the three months ended March 31, 2026 and 2025, respectively.

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

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$641,965	$832,285
Finished goods and packaging	179,352	124,295
Inventory allowance	(141,735)	(135,624)
Total inventories	$679,582	$820,956

During the three months ended March 31, 2026, the Company recognized an impairment of $28,988 related to barrel inventory with a market price below the Company’s carrying value.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$1,233,929	$647,369
Furniture and office equipment	264,584	262,890
Buildings	10,497	10,497
Construction in progress	299,216	843,471
Total Property and equipment	1,808,226	1,764,227
Less accumulated depreciation	(549,172)	(495,672)
Total property and equipment, net	$1,259,054	$1,268,555

Two Trees entered into two contracts with two spirit companies for the deployment and license of our proprietary Spirits Rapid Aging System (“SRAS”). The first contract is for the building and deployment of SRAS at the customer’s facilities within the next three months, with the potential for additional SRAS deployments in the next 12 months. The second contract is for the building and deployment of SRAS at the customer’s facilities within the next six to nine months, with the potential for additional SRAS deployments in the next 12 months. Under both agreements, RFS will assemble the SRAS units and provide ongoing machine servicing and maintenance, thereby is entitled to receive recurring monthly license payments from the customers for use of the SRAS units. The Company is constructing the machines which expect to be deployed by the end of fiscal year ended December 31, 2026.

Depreciation expense totaled $53,500 and $58,506 for the three months ended March 31, 2026, and 2025, respectively.

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

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2026	December 31, 2025
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(131,219)	(117,118)
Total intangible assets, net	$488,281	$502,382

Total amortization expense for the three months ended March 31, 2026 and 2025 was $14,101 and $14,101, respectively. The Company expects to recognize amortization expense of $56,402 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of March 31, 2026 and December 31, 2025, the royalty payable balance was $149,495 and $135,872, respectively, included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of March 31, 2026	Balance as of December 31, 2025
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$139,785	$178,652
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Insurance Note payable	December 14, 2026	9.70%	147,792	-
Advances and Notes Payable – Related parties	Various	10.00%-12.00%	167,500	167,500
Total notes payable			476,841	367,736
Less current portion			(476,841)	(279,610)
Total long term			$-	$88,126

The following is a summary of the future minimum payments of loans payable:

12 months ending:
March 31, 2027	476,841
March 31, 2028	-
March 31, 2029	-
$476,841

During the year ended December 31, 2020, the Company entered into a termination agreement in which it agreed to pay the sum of $50,000. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. The balance as of March 31, 2026, and December 31, 2025, is $21,584.

Prior to its acquisition by the Company on December 27, 2023, RFS entered into two asset purchase agreements to acquire certain tools and equipment.

The Company received assets under the first asset purchase agreement in December 2023, totaling $97,363. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $88,674 as part of the Exchange agreement with RF Specialties. The agreement requires monthly payments through October 2026.

On January 31, 2024, the Company received assets under the second asset purchase agreement totaling $444,891. The assets are included in property and equipment on the Company’s consolidated balance sheet. The Company assumed the liability of $444,891 as part of the Exchange Agreement with RFS. The agreement requires monthly payments through March 2030.

During the year ended December 31, 2025, the Company received a total of $150,000 in proceeds from shareholders. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of March 31, 2026 and December 31, 2025, the balance owed on the advances from shareholders was $167,500 respectively.

In February 2026, the Company entered into an insurance policy financing arrangement. The total principal was $147,793 with an interest rate of 9.70% and monthly payments of $12,437 due through December 2026. The Company made principal payments of $28,956 during the three months ended March 31, 2026. As of March 31, 2025, the remaining balance was $147,792.

Interest expense of $9,220 and $11,765 was recorded in the three months ended March 31, 2026, and 2025, respectively. Accrued interest as of March 31, 2026 and December 31, 2025, was $35,711 and $30,355, respectively.

NOTE 7 - CAPITAL STOCK

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors, of which 10,000,000 shares are designated Series A Convertible Preferred.

On June 15, 2014, the Company designated rights and preferences to the Series A Convertible Preferred stock. Each share of Series A Convertible Preferred stock may be converted into one hundred (100) shares of common stock. Additionally, each share of Series A Preferred stock holds the same number of common stock share votes into which it is convertible, prior to being converted, for the purposes of voting on any company matter requiring a vote of shareholders.

On November 7, 2024, the Company agreed to purchased 8,957,000 shares of Series A Convertible Preferred stock, representing all of the issued and outstanding shares of Series A Convertible Preferred shares of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At March 31, 2026 and December 31, 2025, there were 0 shares of Series A Convertible Preferred issued and outstanding.

Common stock

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

During the three months ended March 31, 2026, the Company sold 2,833,333 shares of common stock in exchange for cash proceeds of $450,000. A total of 2,500,000 shares of common stock were not issued as of the date of this report related to $250,000 of cash proceeds, which is included in subscription payable on the consolidated balance sheet. The Company has also not yet issued 300,000 shares of common stock related to a prior royalty agreement which are included in subscriptions payable on the Company’s consolidated balance sheet at a value of $15,000.

During the three months ended March 31, 2026, the Company issued a total of 271,150 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 8. The Company recorded stock-based compensation of $44,891 under the agreements, based on the common stock prices ranging from $0.13 to $0.15 on the respective grant dates.

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

At March 31, 2026 and December 31, 2025, there were 235,710,043 and 234,105,560 shares issued and outstanding, respectively.

Warrants

The following table represents warrant activity during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2025	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at March 31, 2026	17,262,656	$1.50
Exercisable at March 31, 2026	17,262,656	$1.50

The warrants had a weighted average remaining life of 2.40 years and no intrinsic value as of March 31, 2026.

Stock options

The following is a summary of activity of outstanding stock options during the three months ended March 31, 2026:

		Weighted
		Average
	Number	Exercise
	of Options	Prices
Balance, December 31, 2025	4,650,685	$0.36
Granted	-	-
Cancelled	-	-
Balance, March 31, 2026	4,650,685	$0.36
Exercisable, March 31, 2026	4,650,685	$0.36

The options had a weighted average remaining life of 7.69 years and no intrinsic value as of March 31, 2026.

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

The following is a summary of activity of outstanding SARs during the three months ended March 31,2026:

		Weighted Average
	Number of SARs	Exercise Prices
Balance, December 31, 2025	2,180,000	$0.22
Granted
Cancelled	(250,000)	0.22
Balance, March 31,2026	1,930,000	$0.22
Exercisable, March 31,2026	1,930,000	$0.22

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. Under the broker agreement, the Company incurred fees of $0 and $1,500 during the three months ended March 31, 2026 and 2025, respectively, and owed the broker $0 as of March 31, 2026.

In August 2024, the Company entered into an affiliate agreement with an independent contractor, whereby the Company agreed to pay the contractor a commission of 5% of gross revenue related to any SRAS system sales or sales from aging services performed by the Company through customers introduced by the contractor. The agreement has a term of 10 years, and provides the contractor with exclusivity rights to provide its services to the Company. During the year ended December 31, 2025, the Company incurred commissions of $11,150 and owed $11,150 as of March 31, 2026 and December 31, 2025, respectively.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the three months ended March 31, 2026 and 2025, the Company recognized expense of $3,063 and $0 for these awards and expects to recognize an additional $33,688 through the end of the vesting period. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the three months ended March 31, 2026 and 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 for 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company issued 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the three months ended March 31, 2026 and 2025, the Company recognized expense of $3,063 and $0 for these awards and expects to recognize an additional $33,688 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the three months ended March 31, 2026 and 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 18, 2024, Mr. Timothy Brocopp and the Company entered into an Independent Director Agreement, with the following summarized terms: Mr. Brocopp shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Brocopp’s employment commenced on Monday, November 16, 2024, and continues for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. The Company issued an initial 100,000 shares of common stock to Mr. Brocopp 100,000 shares of common stock upon execution of the agreement, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and will issue an additional $10,000 of shares each quarter based on a VWAP schedule using the previous 20 Trading days at quarter end. During the three months ended March 31, 2026, the Company issued 85,575 shares to Mr Brocopp for shares earned in 2025. Furthermore, the Company is to issue an additional 46,546 shares of common stock with a fair value of $6,288 based on the closing price of the Company’s common stock as of March 31, 2026. As of the date of this report, the Company has not issued the 46,546 shares of common stock to Mr. Brocopp.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and will issue an additional $10,000 of shares each quarter based on a VWAP schedule using the previous 20 Trading days at quarter end. During the three months ended March 31, 2026, the Company issued 85,575 shares to Mr. Blackstone for shares earned in 2025. Furthermore, the Company is to issue an additional 46,546 shares of common stock with a fair value of $6,288 based on the closing price of the Company’s common stock as of March 31, 2026. As of the date of this report, the Company has not issued the 46,546 shares of common stock to Mr. Blackstone.

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

Upon execution of the agreement, the Company issued 150,000 shares of common stock to Mr. Stephens with a fair value of $27,000, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. The Company recognized expense of $ 1,500 and $9,000 for these awards during the three months ended March 31, 2026 and 2025, respectively and expects to recognize an additional $16,500 through the end of the vesting period. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $101,250. The Company recognized no expense during the three months ended March 31, 2026 related to these awards as vesting was not deemed probable.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 monthly vesting from January 1, 2026 through December 31, 2027. The shares were valued at $60,000 based on the common stock price at the date of grant. The Company recognized expense of $3,333 and $20,000 during the three months ended March 31, 2026 and 2025, respectively and expects to recognize an additional $32,222 through the end of the vesting period. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $225,000. The Company recognized no expense during the three months ended March 31, 2026 and 2025 related to these awards as vesting was not deemed probable.

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

Compensation that Mr. Milner will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company issued to Mr. Milner 100,000 shares of common stock with a fair value of $15,100 based on the closing price of the Company’s common stock at the date of the agreement, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation. The Company will also grant each calendar quarter of $10,000 in shares of Common Stock with shares divided by a VWAP schedule based on the 20 previous trading days. The Company is to issue an additional 46,546 shares of common stock with a fair value of $6,288 based on the closing price of the Company’s common stock as of March 31, 2026. As of the date of this report, the Company has not issued the 46,546 shares of common stock to Mr. Milner.

The Company shall reimburse Mr. Milner for all reasonable out-of-pocket expenses incurred in the ordinary course of the Director’s business, with out-of-pocket expenses of the Director in excess of $500 subject to preapproval in advance by the Company.

Mr. Milner is bound by certain confidentiality covenants with the Company. And has made certain representations and warranties customary to directors. According to the terms of the Independent Director Agreement, Mr. Milner shall relinquish all ownership to the Company, of work product related to his position with the Company, including any intellectual and proprietary rights of work product resulting from his position as director.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the Company received a total of $150,000 in proceeds from shareholders and repaid $55,500 of principal and $276 of accrued interest. The advances are unsecured, due on demand and have stated interests ranging from 10% to 12% per annum. As of March 31, 2026 and December 31, 2025, the balance owed on the advances from shareholders was $167,500. See Note 6 above.

NOTE 10 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 9.11% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. During the three months ended March 31, 2026, the Company renewed a facility lease for its Two Trees business for an additional three years and recognized an initial right of use asset and liability of $405,866.

As of March 31, 2026, the amount of right-of-use assets and lease liabilities were $976,100 and $1,008,242, respectively. As of December 31, 2025, the amount of right-of-use assets and lease liabilities were $628,125 and $661,109, respectively. Aggregate lease expense for the three months ended March 31, 2026, and 2025 was $78,473 and $79,725, respectively.

The following table provides the maturities of lease liabilities at March 31, 2026:

		Operating Lease	Remaining Term in Years
2026	(9 months remaining)	$238,695
2027		324,082
2028		333,630
2029		204,387
2030		92,799
thereafter		-
Total lease payments		1,193,593
Less: imputed interest		(185,350)
Present value of lease liability		$1,008,242	3.75

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

Significant segment expenses and assets information is as follows:

	For the Three Months ended March 31,
	2026	2025

Revenue
Two Trees Distilling	$313,739	$252,837
RF Specialties	120,348	261,093
Total	$434,087	$513,930

Cost of Sales
Two Trees Distilling	$371,051	$168,715
RF Specialties	199,299	212,683
Total	$570,350	$381,398

Gross profit
Two Trees Distilling	$(57,312)	$84,122
RF Specialties	(78,951)	48,410
Total	$(136,263)	$132,532

General & Administrative Expense
Two Trees Distilling	$135,892	$145,338
RF Specialties	43,660	73,670
Corporate	308,342	364,897
Total	$487,894	$583,905

Salary and Wages
Two Trees Distilling	$-	$16,148
RF Specialties	-	-
Corporate	146,054	77,661
Total	$146,054	$93,809

Depreciation and Amortization Expense
Two Trees Distilling	$30,570	$24,617
RF Specialties	33,789	44,885
Corporate	3,242	3,105
Total	$67,601	$72,607

Net loss from operations
Two Trees Distilling	$(223,774)	$(101,981)
RF Specialties	(156,400)	(70,145)
Corporate	(457,638)	(445,663)
Total	$(837,812)	$(617,789)

Capital expenditures
Two Trees Distilling	$22,202	$571,765
RF Specialties	(35,717)	32,612
Total	$(13,515)	$604,377

Assets	As Of March 31, 2026	As of December 31, 2025
Two Trees Distilling	$2,705,042	$243,519
RF Specialties	1,268,888	1,233,372
Corporate	197,573	3,498,660
Total	$4,171,503	$4,975,551

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events occurring after the balance sheet date through the date these financial statements were issued. Based on management’s assessment, no significant events were identified for the three-month period ended March 31, 2026.

On April 15, 2026, the Company entered into three convertible notes, two with members of the Board of Directors, and one with a family member of a Director, for an aggregate principal amount of $145,000 (the “Convertible Notes”). The Company received cash proceeds of $115,000 and settled $30,000 of accounts payable owed to a Director. The Convertible Notes bear interest at 20% per annum, payable monthly, mature on October 15, 2026 and are convertible beginning on the three month anniversary of issuance into common stock of the Company at a fixed price of $0.10 per share.

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

Recent Developments

Upgraded Capacity

In 2025, we began aging tanker loads of distillate at our facility for one of our SRAS customers to fill immediate demand for aged spirits. In early 2026, we completed installation of a higher capacity SRAS at our Two Trees facility in order to increase existing production across our aging services and brand production.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	For the Three Months ended March 31,
	2026	2025

Revenue
Two Trees Distilling	$313,739	$252,837
RF Specialties	120,348	261,093
Total	$434,087	$513,930

Cost of Sales
Two Trees Distilling	$371,051	$168,715
RF Specialties	199,299	212,683
Total	$570,350	$381,398

Gross profit
Two Trees Distilling	$(57,312)	$84,122
RF Specialties	(78,951)	48,410
Total	$(136,263)	$132,532

Revenue. Revenue for the three months ended March 31, 2026 was $434,087 compared to $513,930 for the three months ended March 31, 2025. Revenue of $313,739 for three months ending March,31,2026 is attributable to the Two Trees business, compared to $252,837 in 2025, and $120,348 of revenue for three months ending March 31,2026 attributable to product and service income from RFS, compared to $261,093 in 2025. The $60,092 increase revenue in the Two Trees business was primarily attributable to increased bulk alcohol sales in the current period which was partially offset by a decline in sales of RF Specialties of approximately $140,745 related to nearing completion on the MSD project and lower service revenue compared to the prior year.

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

Cost of Sales. Cost of sales for the three months ended March 31, 2026 was $570,350 compared to $381,398 for three months ended March 31, 2025. Cost of sales for the Company’s Two Trees Distilling operations was $371,051 in 2026 compared to $168,715 in 2025, with the decline driven by higher input costs for our products, increase freight costs, and higher bulk alcohol sales. The Company’s RF Specialties business incurred costs of sales of $199,299 in 2026 compared to $212,683 in 2025. The slight decrease was due to lower activity associated with the MSD project nearing completion.

Operating Expenses. We reported operating expenses of $701,549 consisting primarily of legal, accounting, payroll, and general business related expenses for the three months ended March 31, 2026 compared to $750,321 for the three months ended March 31, 2025. The $122,801 decrease in operating expenses was primarily attributable to decreased general and administrative expense. Selling, general and administrative expenses was $467,366 and $583,905 for the three months ended March 31, 2026 and 2025, respectively, and included legal, accounting and audit fees related to our public company reporting obligations, stock-based compensation of $44,891 and $66,322, respectively due to new equity awards to employees and consultants in the prior year. Operating expenses also included salary and wages expense of $146,054 and $93,809 for the three months ended March 31, 2026 and 2025, respectively. Operating expenses included depreciation and amortization expense of $67,601 and $72,607 for the three months ended March 31, 2026 and 2025, respectively.

Total Other Expenses. Total other expense was $9,220 for the three months ended March 31, 2026 compared to $11,565 for the three months ended March 31, 2025. Other expense for the three months ended March 31, 2026 primarily consisted of interest expense of $9,220. Other expense for the three months ended March 31, 2025 primarily consisted of interest expense of $11,765 and interest income of $200

Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025, we had $95,754 and $211,948 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of March 31, 2026, we have incurred operating losses since inception of $7,005,527. At March 31, 2026, we had a working capital deficit of $1,782,901.

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

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. During the three months ended, we raised $450,000 in cash proceeds from the sale of common stock. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended March 31, 2026 and 2025 were $464,418 and $421,316. The increase was attributable to an increase in net loss compared to the prior year as a result of increased operating expenses associated with the new businesses as described above.

Cash Used from Investing Activities. Cash used in investing activities for the three months ended March 31, 2026 and 2025 was $62,907 and $604,377, respectively, with higher costs in the prior year associated with construction of the Company’s new SRAS equipment, deployed in the first quarter of 2026.

Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 was $411,131 and $1,607,709, respectively. The cash provided by financing activities for the three months ended March 31, 2026 was attributable to proceeds from the sale of common stock of $450,000, including subscription payable of $205,000, partially offset by repayments of notes payable of $38,869. The cash provided by financing activities for the three months ended March 31, 2025 was attributable to proceeds from the sale of common stock of $1,434,000, including subscription payable of $150,000, proceeds from related party notes payable of $150,000, partially offset by repayments of notes payable of $126,291.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the three months ended March 31, 2026, we sold 2,833,333 shares of common stock in exchange for cash proceeds of $450,000, of which 2,500,000 shares are not yet issued.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2026, no director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Convertible Promissory Note between the Company and Timothy Brocopp dated April 15, 2026

10.2*	Convertible Promissory Note between the Company and Keggan Brocopp dated April 15, 2026

10.3*	Convertible Promissory Note between the Company and Richard Blackstone dated April 15, 2026

10.4*	Convertible Promissory Note between the Company and Joshua Blackstone dated April 15, 2026

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDwerks, Inc.

Date: May 15, 2026	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: May 15, 2026	/s/ David Stephens
David Stephens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

