Form 10-Q
period 2026-06-30
MDWerks, Inc.
filed 2026-08-19
CIK 1295514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 18, 2026, the Company has 240,802,096 shares of common stock issued and outstanding.

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

3

Index to Financial Statements

As of June 30, 2026

and for the Three and Six Months Ended June 30, 2026 and 2025

MDwerks, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash	$13,258	$211,948
Accounts receivable, net	96,578	43,489
Inventory	585,007	820,956
Prepaid expenses	141,478	90,659
Total Current Assets	836,321	1,167,052

Fixed assets, net	1,179,841	1,268,555
Intangible assets, net	474,181	502,382
Right-of-use asset	917,944	628,125
Goodwill	466,648	466,648
Other non-current assets	16,010	16,010
Total Assets	$3,890,945	$4,048,772

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,603,509	$1,560,425
Accounts payable – related party	-	-
Notes payable	219,768	162,110
Notes payable – related party	176,500	117,500
Convertible Notes payable – related party	145,000	-

Deferred revenue	530,585	457,178
Right-of-use liability, current portion	243,050	124,856
Total Current Liabilities	2,918,412	2,422,069
Notes payable, net of current portion	-	38,126
Notes payable – related party, net of current portion	-	50,000
Right-of use liability, net of current portion	705,057	536,253
Total Liabilities	3,623,469	3,046,448

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 10,000,000 shares authorized, of which 0 were issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, of which 239,849,681 and 234,105,560 shares were issued and outstanding at June 30, 2026 and December 31, 2025, respectively	239,850	234,106
Additional paid in capital	7,548,025	6,911,713
Subscription payable	15,000	15,000
Accumulated deficit	(7,535,399)	(6,158,495)

Total Stockholders’ Equity (Deficit)	267,476	1,002,324

Total Liabilities and Stockholders’ Equity (Deficit)	$3,890,945	$4,048,772

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	524,090	420,609	958,177	934,539
Cost of revenues	451,674	701,906	1,022,024	1,083,304
Gross profit(loss)	72,416	(281,297)	(63,847)	(148,765)
Operating expenses:
Selling, general and administrative expenses	323,777	589,362	811,671	1,173,267
Salaries and wages	164,928	375,265	310,982	469,074
Depreciation and amortization	93,313	78,588	160,914	151,195
Total operating expenses	582,018	1,043,215	1,283,567	1,793,536
Operating loss	(509,602)	(1,324,512)	(1,347,414)	(1,942,301)
Other income (expense):
Other income	-	-	-	200
Interest expense, net	(20,270)	(12,380)	(29,490)	(24,145)
Total other expense	(20,270)	(12,380)	(29,490)	(23,945)
Net loss	(529,872)	(1,336,892)	(1,376,904)	(1,966,246)
Net loss per common share - basic	(0.00)	(0.01)	(0.01)	(0.01)
Net loss per common share - diluted	(0.00)	(0.01)	(0.01)	(0.01)
Weighted average common shares outstanding:
Basic	237,579,115	220,395,322	236,523,911	215,540,647
Diluted	237,579,115	220,395,322	236,523,911	215,540,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance December 31, 2024	-	$-	204,744,872	$204,745	$2,511,788	$15,000	$(2,360,505)	$371,028

Common shares sold for cash	-	-	9,493,332	9,493	1,414,507	160,000	-	1,584,000
Common shares issued for inventory	-	-	5,000,000	5,000	845,000	-	-	850,000
Stock based compensation	-	-	692,858	693	51,379	14,250	-	66,322
Net loss	-	-	-	-	-	-	(629,354)	(629,354)
Balance March 31, 2025	-	-	219,931,062	$219,931	$4,822,674	$189,250	$(2,989,859)	$2,241,996

Common shares sold for cash	-	-	1,166,667	1,167	173,833	(110,000)	-	65,000
Stock based compensation	-	-	184,766	185	53,839	(14,250)	-	39,774
Net loss	-	-	-	-	-	-	(1,336,892)	(1,336,892)
Balance June 30, 2025	-	$-	221,282,495	$221,283	$5,050,346	$65,000	$(4,326,751)	$1,009,878

Balance December 31, 2025	-	$-	234,105,560	$234,106	$6,911,713	$15,000	$(6,158,495)	$1,002,324
Common shares sold for cash	-	-	1,333,333	1,333	198,667	250,000	-	450,000
Stock based compensation	-	-	271,150	271	44,620	-	-	44,891
Net loss	-	-	-	-	-	-	(847,032)	(847,032)
Balance March 31, 2026	-	$-	235,710,043	$235,710	$7,155,000	$265,000	$(7,005,527)	$650,183
Common shares sold for cash	-	-	2,500,000	2,500	247,500	(250,000)	-	-
Common shares issued for inventory	-	-	1,500,000	1,500	105,300	-	-	106,800
Stock based compensation	-	-	139,638	140	40,225	-	-	40,365
Net loss	-	-	-	-	-	-	(529,872)	(529,872)
Balance June 30, 2026	-	$-	239,849,681	$239,850	$7,548,025	$15,000	$(7,535,399)	$267,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,376,904)	$(1,966,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,914	151,195
Stock-based compensation	85,256	106,096
Inventory impairment	99,588	-
Allowance for credit losses	(1,155)	27,317
Changes in operating assets and liabilities:
Accounts receivable	(51,934)	17,208
Prepaid expense	97,154	73,805
Inventory	243,161	(85,351)
Right-of-use asset	161,047	123,288
Accounts payable	67,418	711,556
Accounts payable – related party	-	(46,812)
Deferred revenue	73,407	196,913
Right-of-use liability	(163,868)	(140,121)
NET CASH USED IN OPERATING ACTIVITIES	(605,916)	(831,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(38,333)	(707,454)
NET CASH USED IN INVESTING ACTIVITIES	(38,333)	(707,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, related parties	115,000	-
Proceeds from related party notes payable	9,000	150,000
Repayment of related party notes payable	-	(105,500)
Repayment of notes payable	(128,441)	(152,723)
Proceeds from subscription agreements	450,000	1,649,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	445,559	1,540,777
NET CHANGE IN CASH	(198,690)	2,171
CASH - BEGINNING OF YEAR	211,948	11,159
CASH - END OF PERIOD	$13,258	$13,330

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,482	$276
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Right of use asset, operating lease	$450,866	$-
Property and equipment additions in accounts payable	$5,667	$64,350
Common stock issued for inventory	$106,800	$850,000
Insurance premium financed with a note payable	$147,973	$171,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MDwerks, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

Results for the interim periods in this report are not necessarily indicative of future financial results and have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our interim financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025. These adjustments are of a normal recurring nature and consistent with the adjustments recorded to prepare the annual audited consolidated financial statements as of December 31, 2025.

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

Accounts Receivable and the Allowances for Credit losses - Accounts receivable are recorded in the period when the right to receive payment or other consideration becomes unconditional. Accounts receivable are recorded at the invoiced amount and do not earn interest. The Company maintains an allowance for credit losses based upon the best estimate of probable credit losses in existing accounts receivable. The Company determines the allowance based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. The Company had an accounts receivable balance of $96,578 net of $8,969 allowance for doubtful accounts as of June 30, 2026. The Company had an accounts receivable balance of $43,489 net of $10,627 allowance for doubtful accounts as of December 31, 2025. The Company had credit losses (recoveries) of $(1,155) and $27,317 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had one customer that accounted for 71% of total accounts receivable. As of December 31, 2025, the Company had four customers that accounted for 35%, 23%, 14%, and 14% of total accounts receivable.

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

Going Concern - These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financial statements, the Company had loss of $1,376,904 for the six months ended June 30, 2026 and an accumulated deficit of $7,535,399 as of June 30, 2026. Although management believes that it will be able to successfully execute its business plans, which includes third party financing and raising capital to meet the Company’s future liquidity needs, there can be no assurances in this regard. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company recognizes deferred revenue for performance obligations not yet satisfied, primarily related to deposits on its radio frequency aging machine contracts and liquor sales not yet shipped. As of June 30, 2026 and December 31, 2025, the Company had $530,585 and $457,158, respectively, in unsatisfied performance obligations that it expects to satisfy over the next 12 months.

During the three and six months ended June 30, 2026 and 2025, the Company’s revenue consisted of liquor sales from the Two Trees and installation services and the completion of manufactured machinery systems in the RF Specialties business.

For the three and six months ended June 30, 2026, the Company had one customer who accounted for 27% and 16% of total revenue, respectively. For the three and six months ended June 30, 2025, the Company had one customer who accounted for 28% and 29% of total revenue, respectively.

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

Goodwill - Goodwill represents the excess of acquisition cost over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized and is subject to annual impairment testing on or between annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of a reporting unit below its carrying value. In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it can conclude the assessment. If the Company concludes otherwise, the Company is required to perform a quantitative analysis to determine the amount of impairment. A quantitative analysis is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value to determine the amount of impairment, if any. The Company has determined that it has one reporting unit. During the three and six months ended June 30, 2026, and 2025, no impairment expense was recognized.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. During the three and six months ended June 30, 2026, and 2025, no impairment expense was recognized.

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

Excise Taxes - The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $5,266 and $13,648 for the three and six months ended June 30, 2026. Excise taxes totaled $5,407 and $12,639 for the three and six months ended June 30, 2025.

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

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$664,914	$832,285
Finished goods and packaging materials	129,928	124,295
Inventory allowance	(209,835)	(135,624)
Total inventories	$585,007	$820,956

During the six months ended June 30, 2026, the Company recognized an impairment of $99,588 related to barrel inventory with a market price below the Company’s carrying value.

During the three months ended June 30, 2026, the Company entered into an agreement to acquire barrel inventory from a vendor in exchange for 1,500,000 shares of common stock with a fair value of $106,800 based on the closing price of the Company’s common stock at the agreement date. The Company received $71,675 of the inventory as of June 30, 2026 and received the remaining $35,125 in July 2026.

NOTE 4 – FIXED ASSETS, NET

Fixed assets, net consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$1,233,929	$647,369
Furniture and office equipment	264,584	262,890
Buildings	10,497	10,497
Construction in progress	299,216	843,471
Total Property and equipment	1,808,226	1,764,227
Less accumulated depreciation	(628,385)	(495,672)
Total property and equipment, net	$1,179,841	$1,268,555

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

Depreciation expense totaled $79,213 and $132,713 for the three and six months ended June 30, 2026, respectively, and $64,487 and $122,993 for the three and six months ended June 30, 2025, respectively.

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

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2026	December 31, 2025
Trade names and license, 10 year estimated useful life	$359,500	$359,500
Developed technology, 15 year estimated useful life	140,000	140,000
Customer relationships, 10 year estimated useful life	120,000	120,000
Total intangible assets	619,500	619,500
Less accumulated amortization	(145,319)	(117,118)
Total intangible assets, net	$474,181	$502,382

Total amortization expense was $14,101 and $28,201 for the three and six months ended June 30, 2026, respectively, and $14,101 and $28,202 for the three and six months ended June 30, 2025, respectively. The Company expects to recognize amortization expense of $56,402 annually in each of the next five years.

On February 5, 2024, the Company, through its wholly owned subsidiary, Two Trees Beverages, entered into a new 15-year license agreement with Shine Time, LLC, licensing territories for Tim Smith Spirits® expanding its territories beyond the United States to include all members of the European Union, the United Kingdom, Norway, Switzerland, Iceland, Serbia, Turkey and Ukraine. The Company agreed to pay a royalty of 9% on branded products covered by the license agreement, or 4.5% of any sublicensed revenue under the agreement. During the year ended December 31, 2024, the Company paid $79,688 to Shine Time, LLC pursuant to the license agreement. An additional $112,500 was due under the terms of the license agreement by April 1, 2024. As of the filing date of this Quarterly Report on Form 10-Q, the Company has not paid such amount. The Company also agreed to issue to Shine Time, LLC 300,000 shares of the Company’s common stock with a fair value of $15,000. Such shares have not been issued as of the date of this report. As of June 30, 2026 and December 31, 2025, the royalty payable balance was $156,669 and $135,872, respectively, included in accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 - NOTES PAYABLE

The Company has the following outstanding notes payable:

Loans	Origination Date	Interest Rate	Balance as of June 30, 2026	Balance as of December 31, 2025
Asset purchase agreement notes	December 1, 2023 and January 31, 2024	0.00%	$113,873	$178,652
Termination Agreement	December 31, 2021	0.13%	21,584	21,584
Insurance Note payable	December 14, 2026	9.70%	84,311	-
Advances and Notes Payable – Related parties	Various	10.00%-12.00%	176,500	167,500
Convertible Notes Payable – Related parties	April 15, 2026	20%	145,000	-
Total notes payable			541,268	367,736
Less current portion			(541,268)	(279,610)
Total long term			$-	$88,126

The following is a summary of the future minimum payments of loans payable:

12 months ending:
June 30, 2027	541,268
June 30, 2028	-
June 30, 2029	-
$541,268

Convertible Notes Payable, Related Parties

On April 15, 2026, the Company entered into three convertible notes, two with members of the Board of Directors, and one with a family member of a Director, for an aggregate principal amount of $145,000 (the “Convertible Notes”). The Company received cash proceeds of $115,000 and settled $30,000 of accounts payable owed to a Director. The Convertible Notes bear interest at 20% per annum, payable at maturity on October 15, 2026 and are convertible beginning on the three-month anniversary of issuance into common stock of the Company at a fixed price of $0.10 per share.

Notes Payable

During the year ended December 31, 2020, the Company entered into a termination agreement in which it agreed to pay the sum of $50,000. During the year ended December 31, 2021, the Company issued a promissory note payable in the amount of $31,584 at the rate of 0.13% per annum, with a maturity date on or before January 1, 2025, for settlement of the $50,000 agreed upon in the termination agreement. The balance as of June 30, 2026, and December 31, 2025, is $21,584.

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

During the year ended December 31, 2025, the Company received a total of $150,000 in proceeds from shareholders. The advances are unsecured, due on demand and have stated interest of 10% per annum. During the period ended June 30, 2026, the Company received a total of $9,000 in proceeds from shareholders. The advances are unsecured, due on demand and have stated interest of 10% per annum. As of June 30, 2026 and December 31, 2025, the balance owed on the advances from shareholders was $176,500 and $167,500, respectively.

In February 2026, the Company entered into an insurance policy financing arrangement. The total principal was $147,793 with an interest rate of 9.70% and monthly payments of $12,437 due through December 2026. The Company made principal payments of $63,661 during the six months ended June 30, 2026. As of June 30, 2026, the remaining balance was $84,311.

Interest expense of $20,270 and $29,490 was recorded in the three and six months ended June 30, 2026, respectively on all notes payable and convertible notes payable. Interest expense of $12,380 and $24,145 was recorded in the three and six months ended June 30, 2025, respectively. Accrued interest as of June 30, 2026 and December 31, 2025 was $44,014 and $30,355, respectively.

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

On November 7, 2024, the Company agreed to purchased 8,957,000 shares of Series A Convertible Preferred stock, representing all of the issued and outstanding shares of Series A Convertible Preferred shares of the Company from, Tradition Reserve I LLC, a New York limited liability company, in exchange for $10. At June 30, 2026 and December 31, 2025, there were 0 shares of Series A Convertible Preferred issued and outstanding.

Common stock

The Company is authorized to issue 300,000,000 shares of Common stock, $0.001 par value, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

On May 18, 2026, the Company issued a total of 1,500,000 restricted shares of Common Stock of the Company, with a fair value of $106,800 in exchange for inventory. The fair value was based on the closing price of the Company’s common stock at the agreement date.

During the three months ended March 31, 2026, the Company sold 2,833,333 shares of common stock in exchange for cash proceeds of $450,000. A total of 2,500,000 of these shares of common stock were issued during the three months ended June 30, 2026. The Company has also not yet issued 300,000 shares of common stock related to a prior royalty agreement which are included in subscriptions payable on the Company’s consolidated balance sheet at a value of $15,000.

During the three months ended March 31 , 2026, the Company issued a total of 271,150 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 8. The Company recorded stock-based compensation of $44,891 under the agreements, based on the common stock prices ranging from $0.13 to $0.15 on the respective grant dates. During the three months ended June 30, 2026, the Company issued a total of 139,638 shares of common stock to officers, directors and consultants for services under the agreements discussed in Note 8. The Company recorded stock-based compensation of $40,365 under the agreements, based on the common stock price of $0.13 on the respective grant dates.

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

At June 30, 2026 and December 31, 2025, there were 239,849,681 and 234,105,560 shares issued and outstanding, respectively.

Warrants

The following table represents warrant activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2025	17,262,656	$1.50
Granted	-	-
Forfeited, cancelled	-	-
Outstanding at June 30, 2026	17,262,656	$1.50
Exercisable at June 30, 2026	17,262,656	$1.50

The warrants had a weighted average remaining life of 2.15 years and no intrinsic value as of June 30, 2026.

Stock options

The following is a summary of activity of outstanding stock options during the six months ended June 30, 2026:

		Weighted
		Average
	Number	Exercise
	of Options	Prices
Balance, December 31, 2025	4,650,685	$0.36
Granted	-	-
Forfeited	-	-
Balance, June 30, 2026	4,650,685	$0.36
Exercisable, June 30, 2026	4,650,685	$0.36

The options had a weighted average remaining life of 7.44 years and no intrinsic value as of June 30, 2026.

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

The following is a summary of activity of outstanding SARs during the six months ended June 30, 2026:

		Weighted Average
	Number of SARs	Exercise Prices
Balance, December 31, 2025	2,180,000	$0.22
Granted	-	-
Cancelled	(250,000)	0.22
Balance, June 30, 2026	1,930,000	$0.22
Exercisable, June 30, 2026	1,930,000	$0.22

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

On April 22, 2024, the Company entered into a broker agreement with a third party. Under the agreement, the Company will pay a monthly fee of $1,500, and a commission of 12% of any revenue from customers introduced by the broker, less any promotional expenses incurred by the Company. The agreement is cancellable by either party with 60 days’ notice, and in the event of termination, the commissions shall continue for a period of one year from the termination date. Under the broker agreement, the Company incurred fees of $0 and $1,500 during the three and six months ended June 30, 2026 and 2025, respectively, and owed the broker $0 as of June 30, 2026.

In August 2024, the Company entered into an affiliate agreement with an independent contractor, whereby the Company agreed to pay the contractor a commission of 5% of gross revenue related to any SRAS system sales or sales from aging services performed by the Company through customers introduced by the contractor. The agreement has a term of 10 years, and provides the contractor with exclusivity rights to provide its services to the Company. During the year ended December 31, 2025, the Company incurred commissions of $11,150 and owed $11,150 as of June 30, 2026 and December 31, 2025, respectively.

On November 6, 2024, the Company entered into an employment agreement with its CEO, Steve Laker. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Laker is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Laker’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15% or 25%, Mr. Laker will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company will issue 500,000 shares of common stock to Mr. Laker, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the six months ended June 30, 2026 and 2025, the Company recognized expense of $6,125 and $0 for these awards and expects to recognize an additional $30,625 through the end of the vesting period. Additionally, Mr. Laker is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the six months ended June 30, 2026 and 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Laker without cause, Mr. Laker will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 6, 2024, the Company entered into an employment agreement with its Executive Chairman James Cassidy. The agreement specifies an annual salary of $180,000 through December 31, 2025, $225,000 for 2026, $250,000 for 2027, $300,000 for 2028 and $350,000 for 2029. Mr. Cassidy is also eligible to receive a cash performance-based bonus for any quarter over the next two years where the Company’s gross revenue has increased by at least 25% compared to the previous year quarter. The bonus per quarter would be 25% of Mr. Cassidy’s then-current base salary. After two years, for any calendar year where gross revenue has increased at least 10%, 15%, or 25% Mr. Cassidy will be eligible to a bonus of 50%, 100% or 150%, respectively, of his then-current base salary, and is payable 50% in cash and 50% in Company stock vesting over the following 24 months. Upon execution of the agreement, the Company issued 500,000 shares of common stock to Mr. Cassidy, with 25% vesting on January 1, 2025 and the remainder monthly from January 1, 2026 through December 31, 2028. During the six months ended June 30, 2026 and 2025, the Company recognized expense of $6,125 and $0 for these awards and expects to recognize an additional $30,625 through the end of the vesting period. Additionally, Mr. Cassidy is eligible to receive an additional 3,000,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $294,000. The Company recognized no expense during the six months ended June 30, 2026 and 2025 related to these awards as vesting was not deemed probable. The expense related to the performance awards will be recognized when vesting becomes probable. The agreement has an initial term of five years, and renewal automatically unless written notice is provided 90 days prior. The agreement can be terminated by the Company for cause with 90 days notice. In the event of termination of Mr. Cassidy without cause, Mr. Cassidy will receive one year of his then-current base salary, and all stock awards under the agreement will become fully vested.

On November 18, 2024, Mr. Timothy Brocopp and the Company entered into an Independent Director Agreement, with the following summarized terms: Mr. Brocopp shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Brocopp’s employment commenced on Monday, November 16, 2024, and continues for a term of three (3) years. Compensation that Mr. Brocopp will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. The Company issued an initial 100,000 shares of common stock to Mr. Brocopp 100,000 shares of common stock upon execution of the agreement, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and will issue an additional $10,000 of shares each quarter based on a VWAP schedule using the previous 20 Trading days at quarter end. During the six months ended June 30, 2026, the Company issued 85,575 shares to Mr Brocopp for shares earned in 2025 and 46,546 shares of common stock with a fair value of $6,278 for the first quarter of 2026. Furthermore, the Company is to issue an additional 150,804 shares of common stock with a fair value of $9,802 based on the closing price of the Company’s common stock as of June 30, 2026. The Company issued these shares of common stock in August 2026.

On December 3, 2024, Mr. Richard Blackstone and the Company entered into an Independent Director Agreement. Mr. Blackstone shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Blackstone’s employment commenced on Tuesday, December 3, and continues for a term of three (3) years. Compensation that Mr. Blackstone will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Blackstone 100,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation, and will issue an additional $10,000 of shares each quarter based on a VWAP schedule using the previous 20 Trading days at quarter end. During the six months ended June 30, 2026, the Company issued 85,575 shares to Mr. Blackstone for shares earned in 2025 and 46,546 shares of common stock with a fair value of $6,288 for the first quarter of 2026. Furthermore, the Company is to issue an additional 150,804 shares of common stock with a fair value of $9,802. The Company issued these shares of common stock in August 2026.

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

Upon execution of the agreement, the Company issued 150,000 shares of common stock to Mr. Stephens with a fair value of $27,000, with 50,000 shares vesting on execution of the agreement and the remainder monthly from January 1, 2026 through December 31, 2027. The Company recognized expense of $ 3,000 and $9,000 for these awards during the six months ended June 30, 2026 and 2025, respectively and expects to recognize an additional $15,000 through the end of the vesting period. Additionally, Mr. Stephens is eligible to receive an additional 562,500 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $101,250. The Company recognized no expense during the six months ended June 30, 2026 related to these awards as vesting was not deemed probable.

On March 14, 2025, the Company agreed to issue 200,000 shares of common stock to a consultant, of which 66,667 vest upon execution, and the remaining 133,333 monthly vesting from January 1, 2026 through December 31, 2027. The shares were valued at $60,000 based on the common stock price at the date of grant. The Company recognized expense of $6,667 and $20,000 during the six months ended June 30, 2026 and 2025, respectively and expects to recognize an additional $33,333 through the end of the vesting period. Additionally, the consultant is eligible to receive an additional 750,000 shares of common stock based on performance benchmarks tied to certain revenue targets, with targets ranging from $5,000,000 to $50,000,000. These performance awards had a grant date fair value of $225,000. The Company recognized no expense during the six months ended June 30, 2026 and 2025 related to these awards as vesting was not deemed probable.

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

Compensation that Mr. Milner will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company issued to Mr. Milner 100,000 shares of common stock with a fair value of $15,100 based on the closing price of the Company’s common stock at the date of the agreement, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation. The Company will also grant each calendar quarter of $10,000 in shares of Common Stock with shares divided by a VWAP schedule based on the 20 previous trading days. The Company issued 46,546 shares of common stock with a fair value of $6,278 based on the closing price of the Company’s common stock as of June 30, 2026 for shares earned in the first quarter of 2026, and will issue an additional 150,804 shares of common stock which had a fair value of $9,802 for the second quarter of 2026. The Company issued these shares of common stock in August 2026.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the Company received a total of $150,000 in proceeds from shareholders and repaid $55,500 of principal and $276 of accrued interest. During the six months ended June 30, 2026, the Company received a total of $9,000 in proceeds from shareholders. The advances are unsecured, due on demand and have stated interests ranging from 10% to 12% per annum. As of June 30, 2026 and December 31, 2025, the balance owed on the advances from shareholders was $176,500 and $167,500, respectively. See Note 6 above.

On April 15, 2026, the Company entered into three convertible notes, two with members of the Board of Directors, and one with a family member of a Director, for an aggregate principal amount of $145,000 (the “Convertible Notes”). The Company received cash proceeds of $115,000 and settled $30,000 of accounts payable owed to a Director. The Convertible Notes bear interest at 20% per annum, payable at maturity on October 15, 2026 and are convertible beginning on the three month anniversary of issuance into common stock of the Company at a fixed price of $0.10 per share.

NOTE 10 – LEASES

The Company maintains an operating lease for its office space and operating facility. The lease has a remaining term of 80 months. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. The Company used a weighted average incremental borrowing rate of 9.11% Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. During the three months ended June 30, 2026, the Company renewed a facility lease for its Two Trees business for an additional three years and recognized an initial right of use asset and liability of $405,866.

As of June 30, 2026, the amount of right-of-use assets and lease liabilities was $917,944 and $948,107, respectively. As of December 31, 2025, the amount of right-of-use assets and lease liabilities was $628,125 and $661,109, respectively. Aggregate lease expense for the three and six months ended June 30, 2026 was $80,681 and $159,153

, respectively. Aggregate lease expense for the three and six months ended June 30, 2025 was $86,404 and $166,129, respectively.

The following table provides the maturities of lease liabilities at June 30, 2026:

		Operating Lease	Remaining Term in Years
2026	(6 months remaining)	$156,036
2027		324,082
2028		333,630
2029		204,387
2030		92,799
thereafter		-
Total lease payments		1,110,934
Less: imputed interest		(162,827)
Present value of lease liability		$948,107	3.48

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

Significant segment expenses and assets information is as follows:

	For the Three Months ended June 30,
	2026	2025

Revenue
Two Trees Distilling	$253,568	$249,566
RF Specialties	270,522	171,043
Total	$524,090	$420,609

Cost of Sales
Two Trees Distilling	$310,612	$220,638
RF Specialties	141,062	481,268
Total	$451,674	$701,906

Gross profit
Two Trees Distilling	$(57,044)	$28,928
RF Specialties	129,460	(310,225)
Total	$72,416	$(281,297)

General & Administrative Expense
Two Trees Distilling	$121,211	$219,229
RF Specialties	45,888	73,245
Corporate	156,678	296,888
Total	$323,777	$589,362

Salary and Wages
Two Trees Distilling	$2,109	$-
RF Specialties	-	-
Corporate	162,819	375,265
Total	$164,928	$375,265

Depreciation and Amortization Expense
Two Trees Distilling	$58,506	$28,998
RF Specialties	31,450	46,455
Corporate	3,357	3,135
Total	$93,313	$78,588

Net loss from operations
Two Trees Distilling	$(238,870)	$(219,299)
RF Specialties	52,122	(429,925)
Corporate	(322,854)	(675,288)
Total	$(509,602)	$(1,324,512)

	For the Six Months ended June 30,
	2026	2025

Revenue
Two Trees Distilling	$567,307	$502,403
RF Specialties	390,870	432,136
Total	$958,177	$934,539

Cost of Sales
Two Trees Distilling	$681,663	$389,353
RF Specialties	340,361	693,951
Total	$1,022,024	$1,083,304

Gross profit
Two Trees Distilling	$(114,356)	$113,050
RF Specialties	50,509	(261,815)
Total	$(63,847)	$(148,765)

General & Administrative Expense
Two Trees Distilling	$257,103	$364,567
RF Specialties	89,548	146,915
Corporate	465,020	661,785
Total	$811,670	$1,173,267

Salary and Wages
Two Trees Distilling	$2,109	$16,148
RF Specialties	-	-
Corporate	308,873	452,926
Total	$310,982	$469,074

Depreciation and Amortization Expense
Two Trees Distilling	$89,076	$53,615
RF Specialties	65,239	91,340
Corporate	6,599	6,240
Total	$160,914	$151,195

Net loss from operations
Two Trees Distilling	$(462,644)	$(321,280)
RF Specialties	(104,278)	(500,070)
Corporate	(780,492)	(1,120,951)
Total	$(1,347,414)	$(1,942,301)

Capital expenditures
Two Trees Distilling	$22,202	$56,909
RF Specialties	20,104	714,373
Corporate	1,694	-
Total	$42,306	$771,282

Assets	As of June 30, 2026	As of December 31, 2025
Two Trees Distilling	$2,474,455	$1,958,962
RF Specialties	1,275,725	1,946,177
Corporate	140,765	143,633
Total	$3,890,945	$4,048,772

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events occurring after the balance sheet date through the date these financial statements were issued. Based on management’s assessment, no significant events were identified for the six-month period ended June 30, 2026 other than those described below:

On August 14, 2026, the Company issued 150,804 shares of common stock to each of its three directors pursuant to the terms of their director agreements.

On July 1, 2026, the Company entered into a convertible note, with an existing stockholder for a principal amount of $75,000 (the “July Convertible Note”) in exchange for cash. The July Convertible Note bears interest at 20% per annum, payable at the maturity date of July 1, 2027 and are convertible beginning on the six-month anniversary of issuance into common stock of the Company at a fixed price of $0.07 per share.

On July 9, 2026, the Company, by written consent of the Board of Directors of the Company expanded its board of directors from five (5) directors to six (6) directors and appointed Jeffrey Scott Hopmayer (“Mr. Hopmayer”) to serve as an independent director of the Company, as defined under the applicable SEC rules and Nasdaq listing standards. On June 26, 2026, Mr. Hopmayer and the Company entered into an Independent Director Agreement, with the following summarized terms:

Mr. Hopmayer shall serve as an independent director of the Company and be available to perform the duties consistent with such position pursuant to the Certificate of Incorporation and Bylaws of the Company. Mr. Hopmayer’s employment commenced on Monday, June 26, 2026, and continues for a term of three years.

Compensation that Mr. Hopmayer will receive during his term includes the sum of $5,000, each calendar quarter, payable in the third month of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated. Upon employment, the Company shall issue to Mr. Hopmayer 500,000 shares of common stock which were issued August 14, 2026, subject to the terms and conditions of the Company’s applicable equity incentive plan and any related grant documentation. As a bonus at the end of each quarter, the Company shall issue a number of shares of common stock equal $30,000 shares divided by a VWAP schedule.

The Company shall reimburse Mr. Hopmayer for all reasonable out-of-pocket expenses incurred in the ordinary course of the Director’s business, with out-of-pocket expenses of the Director in excess of $500.00 subject to preapproval in advance by the Company.

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

We have completed deployment of our first Molecular Sawdust Drying System (“MSDS”) at a large lumber mill, which utilizes a proprietary molecular energy wave technology to adjust the moisture content of sawdust for production of wood pellets, an alternative green energy source. The system offers scalable, flexible solutions for any tonnage of sawdust, catering to diverse pellet manufacturing needs. It utilizes patented technology to adjust moisture content as required, optimizing it to precise specifications. The system features precision automation for controlling temperature and drying parameters, ensuring consistent high-quality output. This adaptable system enhances safety and productivity, achieving uniform results with minimal downtime.

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

The first of these units is anticipated to be installed on site at one of the largest distilleries in the U.S. in the foruth quarter of 2026, with the second unit deployed approximately three months thereafter. The second contract is with a leading U.S. wholesaler and broker of bulk spirits for one SRAS unit at their facility, which is estimated to be installed in the third quarter of 2026.

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

Recent Developments

Non-Binding Letter of Intent for Joint Venture

On August 3, 2026, RF Specialties, signed a non-binding Letter of Intent with Rex Lumber Company (“Rex Lumber”) to form a proposed joint venture focused on the development, deployment, and commercialization of radio frequency-based solutions for the lumber and broader wood-products industry.

The proposed joint venture would focus on utilizing our extensive IP portfolio and trade secrets for radio frequency technology applications including molecular sawdust drying, molecular wood-chip drying, board straightening, extraction systems for compounds such as turpentine and furfural, and future product development for the lumber industry. The proposed joint venture is expected to pursue revenue opportunities from system sales, deployments, royalties, services, and broader commercial adoption across the lumber market.

Under the LOI, RF Specialties is expected to hold a 51% ownership interest in the joint venture and Rex Lumber is expected to hold a 49% ownership interest, with governance and other key terms to be finalized in definitive agreements.

RF Specialties is expected to contribute relevant radio frequency intellectual property, an exclusive license for lumber and wood-product applications, engineering and technical leadership, procurement and manufacturing oversight, and facility support from its Mills River, North Carolina location.

Rex Lumber is expected to contribute sales leadership, distribution and market deployment capabilities, strategic commercial support, and a substantial multi-million-dollar initial capital investment to support design, manufacturing, engineering expansion, technician hiring, and commercialization efforts.

The LOI also provides that Rex Lumber may designate an individual to serve on the Board of Directors of the Company to represent RF-REX Co and the Company’s lumber industry strategy, subject to applicable corporate approvals and governing documents.

The LOI is non-binding and is intended solely as a framework for the negotiation of definitive agreements. Any final transaction will remain subject to the execution of such agreements, applicable approvals, and customary closing conditions.

Upgraded Capacity

In 2025, we began aging tanker loads of distillate at our facility for one of our SRAS customers to fill immediate demand for aged spirits. In early 2026, we completed installation of a higher capacity SRAS at our Two Trees facility in order to increase existing production across our aging services and brand production.

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue
Two Trees Distilling	253,568	249,566	567,307	502,403
RF Specialties	270,522	171,043	390,870	432,136
Total	524,090	420,609	958,177	934,539
Cost of Sales
Two Trees Distilling	310,612	220,638	681,663	389,353
RF Specialties	141,062	481,268	340,361	693,951
Total	451,674	701,906	1,022,024	1,083,304
Gross profit (loss)
Two Trees Distilling	(57,044)	28,928	(114,356)	113,050
RF Specialties	129,460	(310,225)	50,509	(261,815)
Total	72,416	(281,297)	(63,847)	(148,765)

Revenue.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Revenue for the three months ended June 30, 2026 was $524,090 compared to $420,609 for the three months ended June 30, 2025. Revenue of $253,568 for three months ending June 30, 2026 is attributable to the Two Trees business, compared to $249,566 in 2025, and $270,522 of revenue for three months ending June 30, 2026 attributable to product and service income from RFS, compared to $171,043 in 2025. The increase in sales of RF Specialties of approximately $99,479 related to additional contracted work on the Company’s recently completed Molecular Sawdust Drying (“MSD”) system. The $4,002 increase revenue in the Two Trees business was primarily attributable to increased bulk alcohol sales in the current period offset by lower Two Trees brand sales.

Six Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Revenue for the six months ended June 30, 2026 was $958,177 compared to $934,539 for the six months ended June 30, 2025. Revenue of $567,307 for six months ending June 30, 2026 is attributable to the Two Trees business, compared to $502,403 in 2025, and $390,870 of revenue for six months ending June 30, 2026 attributable to product and service income from RFS, compared to $432,136 in 2025. The $64,904 increase revenue in the Two Trees business was primarily attributable to increased bulk alcohol sales in the current period partially offset by lower Two Trees brand sales. The $41,266 decrease in sales of RF Specialties related to lower revenue recognition related to the MSDS milestone recognition and lower labor revenue from service calls to customers, partially offset by increase installation service revenue on the MSDS.

Cost of Sales.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Cost of sales for the three months ended June 30, 2026 was $451,674 compared to $701,906 for three months ended June 30, 2025. Cost of sales for the Company’s Two Trees Distilling operations was $310,612 in 2026 compared to $220,638 in 2025, with the increase driven primarily by an impairment loss of $99,588 associated with the Company’s barrel inventory. The Company’s RF Specialties business incurred costs of sales of $141,062 in 2026 compared to $481,268 in 2025. The decrease was due to the quarter ended June 30, 2025 including more significant related costs associated with the manufacturing of MSD project, which was installed at the customer site in the current period.

Our gross profit for the three months ended June 30, 2026 improved by $353,713 compared to the three months ended June 30, 2025, primarily as a result of an increase of $439,685 in our RFS business due to the change in revenue mix towards service and installation revenue on the MSDS project, and the higher level of costs associated with the project in 2025 during the manufacturing phase. This improvement offset lower gross profit in our Two Trees business from inventory impairment charges in the current period.

Six Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

Cost of sales for the six months ended June 30, 2026 was $1,022,024 compared to $1,083,304 for the six months ended June 30, 2025. Cost of sales for the Company’s Two Trees Distilling operations was $681,663 in 2026 compared to $389,353 in 2025, with the increase driven primarily by an impairment loss of $99,588 associated with the Company’s barrel inventory, higher bulk sales volume and increased input and freight costs. The Company’s RF Specialties business incurred costs of sales of $340,361 in 2026 compared to $693,951 in 2025. The decrease was due to the prior comparable period including more significant related costs associated with the manufacturing of MSDS project, which was installed at the customer site in the current period.

Our gross profit for the six months ended June 30, 2026 improved by $84,918 compared to the six months ended June 30, 2025, primarily as a result of an increase of $312,324 from our RFS business due to the change in revenue mix towards service and installation revenue on the MSDS project, and the higher level of costs associated with the project in 2025 during the manufacturing phase. This improvement offset lower gross profit in our Two Trees business from inventory impairment charges in the current period, higher input costs and lower sales volumes.

Operating Expenses.

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

We reported operating expenses of $582,018 and $1,043,215 for the three months ended June 30, 2026 and 2025, respectively. Selling, general and administrative expenses were $323,776 and $589,362 for three months ended June 30, 2026 and 2025, respectively. The decrease of $265,586 was driven by a decrease of approximately $129,000 in professional fees, reduced travel expenses of approximately $36,000, decreased insurance costs of $38,000, lower reserves for credit loss of $28,000 and lower advertising costs of $15,000, primarily as a result of our initiatives to streamline costs and increase operational efficiencies.

Salaries and wages were $164,928 and $375,265 for the three months ended June 30, 2026 and 2025, respectively. The decline compared to the prior period was due to lower costs associated with officer employment contracts.

Depreciation and amortization expense was $93,314 and $78,588 for the three months ended June 30, 2026 and 2025, respectively, with the increase being driven by higher depreciation from the Company’s new in house SRAS deployed in the current period.

Six Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

We reported operating expenses of $1,283,567 and $1,793,536 for the six months ended June 30, 2026 and 2025, respectively. Selling, general and administrative expenses were $811,670 and $1,173,267 for the six months ended June 30, 2026 and 2025, respectively. The decrease of $361,597 was driven by a decrease of approximately $168,000 in professional fees, reduced travel expenses of approximately $46,000, decreased insurance costs of $46,000 and lower advertising costs of $13,000 as a result of our initiatives to streamline costs and increase operational efficiencies.

Salaries and wages were and $310,982 and $469,074 for the six months ended June 30, 2026 and 2025, respectively. The decline compared to the prior period was due to lower costs associated with officer employment contracts

Depreciation and amortization expense was $160,915 and $151,195 for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by higher depreciation from the Company’s new in house SRAS deployed in the current period

Total Other Expenses. Total other expense was $20,270 and $29,490 for the three and six months ended June 30, 2026, respectively, compared to $12,380 and $23,945 for the three and six months ended June 30, 2025, respectively. Interest expense was $20,270 and $29,490 for the 2026 periods, compared to $12,380 and $24,145 for the 2025 periods; other income for the six months ended June 30, 2025 was $200.

Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025, we had $13,258 and $211,948 of cash, respectively. We anticipate that our current cash and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. As of June 30, 2026, we have incurred losses since inception of $7,535,399. At June 30, 2026, we had a working capital deficit of $2,082,091.

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

We expect to incur marketing, professional, and administrative expenses as well expenses associated with maintaining our filings with the Commission. During the six months ended June 30, 2026, we raised $450,000 in cash proceeds from the sale of common stock, and $115,000 from proceeds of convertible notes payable with related parties. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $605,916 and $831,152, respectively. The decrease in cash used by operating activities was driven by lower costs associated with our RFS business related to the MSD contract, and cost-reduction efforts in our Two Trees business.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $38,333 and $707,454, respectively, with the decline driven by completion of the Company’s in-house SRAS system resulting in lower capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $445,559 and $1,540,777, respectively. The 2026 amount primarily reflected $450,000 of proceeds from subscription agreements, $115,000 of proceeds from related-party convertible notes payable, partially offset by repayments of notes payable. The 2025 amount primarily reflected $1,649,000 of proceeds from subscription agreements, partially offset by repayments of notes payable and related-party notes payable.

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

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no sales of common stock during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2026, no director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MDwerks, Inc.

Date: August 19, 2026	/s/ Steven C. Laker
Steven C. Laker
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: August 19, 2026	/s/ David Stephens
David Stephens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

